Form 10-Q
period 1996-03-31
IEC FUNDING CORP
filed 1996-05-15
CIK 934665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      MARCH 31, 1996

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM           TO

         COMMISSION FILE NUMBER                      33-87902


                                IEC FUNDING CORP.
              NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              --------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                    04-3255377
                  NEW JERSEY                                  04-2955646
                  MASSACHUSETTS                               04-2955642
                  -------------                               ----------
         (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


         350 LINCOLN PLACE, HINGHAM, MASSACHUSETTS            02043
         -----------------------------------------            -----
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                 (617) 749-9800
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---

                                IEC FUNDING CORP.
               NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP

                                      INDEX
                                                                   PAGE NUMBER
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
           NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP

           Combined Balance Sheet at December 31, 1995 and
           March 31, 1996 (Unaudited)..............................     3

           Combined Statement of Operations for the Three
           Months Ended March 31, 1995 and 1996 (Unaudited)........     4

           Combined Statement of Cash Flows for the Three Months
           Ended March 31, 1995 and 1996 (Unaudited)...............     5

           Notes to Financial Statements...........................     7

           IEC FUNDING CORP.

           Balance Sheet at December 31, 1995 and
           March 31, 1996 (Unaudited)..............................     8

           Statement of Operations for the Three Months Ended
           March 31, 1995 and 1996  (Unaudited)....................     9

           Notes to Financial Statements...........................    10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........    11

PART II    OTHER INFORMATION.......................................    12

SIGNATURES.........................................................    13

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEET (UNAUDITED)
- - --------------------------------------------------------------------------------

                                                                           December 31,    March 31,
                                                                              1995           1996

                                                                                (In Thousands)
ASSETS

Current assets
   Cash and cash equivalents                                               $  58,277      $  99,418
   Accounts receivable                                                        51,465         53,841
   Fuel inventories                                                            4,516          1,276
   Prepaid expenses and other current assets                                   2,913          1,370
                                                                           ---------      ---------

      Total current assets                                                   117,171        155,905
                                                                           ---------      ---------

Cogeneration facilities and carbon dioxide facility (net of
   accumulated depreciation of $104,157,000 and $110,370,000
   at December 31, 1995 and March 31, 1996 respectively)                     397,589        391,375
Unamortized financing costs                                                   20,210         19,597
Other fixed assets (net of accumulated depreciation of $371,000
   and $399,000 at December 31, 1995 and March 31, 1996, respectively)           485            481
Other assets                                                                   3,011          3,135
Restricted cash                                                               78,568         74,470
                                                                           ---------      ---------

      Total non-current assets                                               499,863        489,058
                                                                           ---------      ---------

      Total assets                                                         $ 617,034      $ 644,963
                                                                           =========      =========

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
   Current portion of loans payable - IEC Funding Corp.                    $  25,204      $  25,204
   Accounts payable                                                           14,234         15,415
   Accrued interest payable - IEC Funding Corp.                                 --           12,484
   Other accrued expenses                                                      2,104          3,798
   Future obligations under interest rate swap agreements                      3,654          3,179
                                                                           ---------      ---------

      Total current liabilities                                               45,196         60,080
                                                                           ---------      ---------

Loans payable - IEC Funding Corp.                                            514,362        514,362
Amounts due utilities for energy bank balances                               188,053        194,494
                                                                           ---------      ---------

      Total non-current liabilities                                          702,415        708,856
                                                                           ---------      ---------

      Total liabilities                                                      747,611        768,936
                                                                           ---------      ---------

Partners' deficit
   General partner                                                            (4,047)        (3,981)
   Limited partners                                                         (126,530)      (119,992)
                                                                           ---------      ---------

      Total partners' deficit                                               (130,577)      (123,973)
                                                                           ---------      ---------

Commitments and contingencies                                                   --             --
                                                                           ---------      ---------
      Total liabilities and partners' deficit                              $ 617,034      $ 644,963
                                                                           =========      =========


                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF OPERATIONS (UNAUDITED)
- - --------------------------------------------------------------------------------


                                                               Three months
                                                                  ended
                                                                 March 31,
                                                            1995          1996
                                                              (In Thousands)


Revenue
   Power sales to utilities                               $71,926       $72,868
   Steam sales                                              1,327         1,316
                                                          -------       -------

     Total revenue                                         73,253        74,184
                                                          -------       -------

Costs and expenses
   Cost of power and steam sales                           35,001        40,692
   Operation and maintenance                                6,434         6,614
   Depreciation                                             6,212         6,241
   General and administrative
    expenses                                                2,608         3,449
                                                          -------       -------

     Total costs and expenses                              50,255        56,996
                                                          -------       -------

     Operating income                                      22,998        17,188
                                                          -------       -------

Other (income) expense
   Amortization of financing costs                            499           613
   Interest expense                                        13,121        12,564
   Interest income                                         (2,612)       (2,593)
                                                          -------       -------

     Total other expense                                   11,008        10,584
                                                          -------       -------

     Net income                                           $11,990       $ 6,604
                                                          =======       =======

                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
- - --------------------------------------------------------------------------------


                                                                       Three months
                                                                           ended
                                                                         March 31,
                                                                     1995          1996

                                                                      (In Thousands)
Cash flows from operating activities:
   Cash received from utilities and other customers               $ 81,071      $ 79,719
   Cash paid to suppliers                                          (36,824)      (44,212)
   Interest paid                                                      (724)         (546)
   Bank commitment fees paid                                           (10)           (9)
   Interest received                                                 2,346         4,158
   Cash payments to general partner for operating activities          (773)       (1,154)
   Cash payments to owners/management                                 (866)         (890)
                                                                  --------      --------
     Net cash provided by operating
       activities                                                   44,220        37,066
                                                                  --------      --------

Cash flows from investing activities:
   Net expenditures for  facilities                                    (60)           --
   Purchase of other fixed assets                                      (36)          (23)
   Decrease in restricted cash                                       1,264         4,098
                                                                  --------      --------
     Net cash provided by
       investing activities                                          1,168         4,075
                                                                  --------      --------

Cash flows from financing activities                                    --            --
                                                                  --------      --------

     Net cash used for financing activities                             --            --
                                                                  --------      --------

Net increase in cash and cash equivalents                           45,388        41,141

Cash and cash equivalents at beginning of period                    76,255        58,277
                                                                  --------      --------

Cash and cash equivalents at end of period                        $121,643      $ 99,418
                                                                  ========      ========



                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF CASH FLOWS (UNAUDITED) (CONTINUED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
- - --------------------------------------------------------------------------------

                          Reconciliation of Net Income to Net Cash Provided by
                                           Operating Activities


                                                                               Three months
                                                                                  ended
                                                                                March 31,

                                                                           1995         1996
                                                                            (In Thousands)

Net income                                                               $11,990       $ 6,604
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation                                                            6,212         6,241
   Amortization of financing costs                                           499           613
   Increase in accounts receivable                                          (323)       (2,376)
   Decrease in fuel inventories                                            3,192         3,240
   (Increase)/Decrease in prepaid expenses and other current assets         (501)        1,543
   Increase in accounts payable                                            2,100         1,181
   Increase in other accrued expenses                                     14,476        14,178
   Decrease in future obligations under interest rate swap
      agreements                                                            (432)         (475)
   Increase in amounts due utilities for energy bank balances              7,145         6,441
   Increase in other assets                                                 (138)         (124)
                                                                         -------       -------

     Net cash provided by operating activities                           $44,220       $37,066
                                                                         =======       =======


                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
- - --------------------------------------------------------------------------------

1.    Basis of Presentation

     The accompanying unaudited combined financial statements should be read in conjunction with the audited combined financial statements included in the Annual Report on Form 10- K for the year ended December 31, 1995 for Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership (together, the "Partnerships") and IEC Funding Corp.

     The results of operations for the three months ended March 31, 1996 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at March 31, 1996 and for the three months ended March 31, 1996 contains all adjustments, consisting only of normal recurring adjustments, considered by management necessary for a fair presentation of the operating results for such period.


2.   Distributions

     Distributions to the partners may be made only after all required funds and sub-funds have been fully funded as described in the trust indenture. After funding all amounts required under the indenture, the excess cash generated during the quarterly period ended March 31, 1996 was approximately $.3 million. An additional $8.5 million of excess cash flow was generated in April. All conditions under the trust indenture for distributions of such excess cash were satisfied after March 31, 1996 resulting in a distribution of $8.8 million in April to the partners in proportion to their designated interests in the Partnerships.

IEC FUNDING CORP.
BALANCE SHEET (UNAUDITED)
- - --------------------------------------------------------------------------------

                                                                 December 31,  March 31,
                                                                    1995        1996
ASSETS                                                               (In Thousands)
Current assets
   Cash                                                           $      1     $      1
   Current portion of notes receivable from
    Northeast Energy Associates and North Jersey
    Energy Associates (together, the "Partnerships")                25,204       25,204
   Interest receivable from the Partnerships                            --       12,484
                                                                  --------     --------

     Total current assets                                           25,205       37,689

Notes receivable from the Partnerships                             514,362      514,362
                                                                  --------     --------

     Total assets                                                 $539,567     $552,051
                                                                  ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of securities payable                             $ 25,204     $ 25,204
Accrued interest                                                        --       12,484
                                                                  --------     --------

     Total current liabilities                                      25,204       37,688

Securities payable                                                 514,362      514,362
                                                                  --------     --------

     Total liabilities                                             539,566      552,050

Stockholders' equity
   Common stock, no par value, 10,000 shares
   authorized, issued and outstanding                                    1            1
                                                                  --------     --------

     Total liabilities and stockholders' equity                   $539,567     $552,051
                                                                  ========     ========


IEC FUNDING CORP.
STATEMENT OF OPERATIONS (UNAUDITED)
- - --------------------------------------------------------------------------------

                                           Three Months Ended
                                               March 31,

                                    1995                  1996

                                          (In Thousands)

Interest income                  $ 12,842               $ 12,484

Interest expense                  (12,842)               (12,484)
                                 --------               --------

Net income                       $      -               $      -
                                 ========               ========


IEC FUNDING CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
- - --------------------------------------------------------------------------------

Basis of Presentation

       The accompanying unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1995 for IEC Funding Corp. (the "Company") and the Partnerships. The Company did not experience any cash flows for the three months ended March 31, 1996 and 1995. Therefore, a Statement of Cash Flows is not presented for these periods.

       The unaudited financial information at March 31, 1996 and for the three months ended March 31, 1996 contains all adjustments, consisting only of normal recurring adjustments, considered by management necessary for a fair presentation of the operating results for such period.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - --------------------------------------------------------------------------------

   Total revenue for the first quarter of 1996 of $74.2 million increased by $.9 million (1.2%) as compared to the same period in 1995. This increase is a result of increased generation during the first quarter of 1996 as compared to the same period last year, as well as decreasing energy bank requirements.

   Cost of power and steam sales, as a percentage of gross revenues, (gross of increase to energy bank balances) was 51.3% for the first quarter of 1996 versus 44.3% for the first quarter of 1995. The increased costs are primarily attributable to weather related increases in fuel costs including higher market prices of spot gas and additional charges applicable under North Jersey Energy Associates' extended gas service arrangement with a fuel supplier. Extended gas service occurs when temperatures are below 22 degrees Fahrenheit. There were sixteen such days during the first quarter of 1996 compared with four days in the first quarter of 1995.

   Operation and maintenance costs increased $.2 million (2.8%) as compared to the first quarter of 1995. Increases include normal and expected escalations on O&M contracts, increased water and sewer charges, and increased property tax rates.

   General and administrative expenses were $3.4 million for the first quarter of 1996 as compared to $2.6 million for the same period last year, increasing $.8 million (32.2%). Increases include legal and consulting costs related to potential industry restructuring and normal and expected increases in overhead costs.

   Interest expense decreased $.6 million (4.2%) as compared to the first quarter of 1995, as a result of principal payments of $20.4 million paid in 1995. Principal payments are made semi-annually on June 30, and December 30.

LIQUIDITY AND CAPITAL RESOURCES

   Cash flow generated during the first quarter of 1996 was more than sufficient to fund all operating expenses as well as fund $37.6 million of interest and principal required for payment on June 30, 1996. An additional debt service reserve funding requirement of $.7 million was also fulfilled.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

     Pursuant to the requirements of the Securities Exchange Act of 1934, IEC Funding Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            IEC FUNDING CORP.



DATE                                        SIGNATURE AND TITLE




 May 14, 1996
- - -------------------                         -------------------------
                                            Maureen P. Herbert
                                            Vice President of Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, North Jersey Energy Associates, A Limited Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     NORTH JERSEY ENERGY ASSOCIATES,
                                     A LIMITED PARTNERSHIP

                                     By: INTERCONTINENTAL ENERGY CORPORATION
                                         As General Partner




DATE                                 SIGNATURE AND TITLE




 May 14, 1996
- - ------------------                   --------------------------------
                                     Maureen P. Herbert
                                     Vice President of Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, Northeast Energy Associates, A Limited Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NORTHEAST ENERGY ASSOCIATES,
                                     A LIMITED PARTNERSHIP

                                     By: INTERCONTINENTAL ENERGY CORPORATION
                                         As General Partner



DATE                                 SIGNATURE AND TITLE




 May 14, 1996
- - ------------------                   --------------------------------
                                     Maureen P. Herbert
                                     Vice President of Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, IEC Funding Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     IEC FUNDING CORP.



DATE                                 SIGNATURE AND TITLE




 May 14, 1996                        /s/  Maureen P. Herbert
- - ------------------                  ---------------------------------
                                    Maureen P. Herbert
                                    Vice President of Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, North Jersey Energy Associates, A Limited Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NORTH JERSEY ENERGY ASSOCIATES,
                                    A LIMITED PARTNERSHIP

                                    By: INTERCONTINENTAL ENERGY CORPORATION
                                        As General Partner



DATE                                SIGNATURE AND TITLE




 May 14, 1996                       /s/ Maureen P. Herbert
- - ------------------                  --------------------------------
                                    Maureen P. Herbert
                                    Vice President of Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, Northeast Energy Associates, A Limited Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NORTHEAST ENERGY ASSOCIATES,
                                    A LIMITED PARTNERSHIP

                                    By: INTERCONTINENTAL ENERGY CORPORATION
                                        As General Partner



DATE                                SIGNATURE AND TITLE




 May 14, 1996                       /s/ Maureen P. Herbert
- - -----------------------             ----------------------------
                                    Maureen P. Herbert
                                    Vice President of Finance