Form 10-Q
period 1996-06-30
IEC FUNDING CORP
filed 1996-08-14
CIK 934665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED                   JUNE 30, 1996
                                       OR
         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM           TO


         COMMISSION FILE NUMBER                               33-87902
                                                              33-87902-01
                                                              33-87902-02

                                IEC FUNDING CORP.
              NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
               NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              -----------------------------------------------------
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
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                 (617) 749-9800
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                              ---     ---

                                IEC FUNDING CORP.
               NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP

                                      INDEX

                                                                     PAGE NUMBER

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         NORTHEAST ENERGY ASSOCIATES AND
         NORTH JERSEY ENERGY ASSOCIATES

         Combined Balance Sheet at December 31, 1995 and
         June 30, 1996 (Unaudited).......................................... 3

         Combined Statement of Operations for the Three
         Months and Six Months Ended June 30, 1995 and 1996 (Unaudited)..... 4

         Combined Statement of Cash Flows for the
         Six Months Ended June 30, 1995 and 1996 (Unaudited)................ 5

         Notes to Financial Statements...................................... 7

         IEC FUNDING CORP.

         Balance Sheet at December 31, 1995 and
         June 30, 1996 (Unaudited).......................................... 8

         Statement of Operations for the Three Months and Six Months Ended
         June 30, 1995 and 1996  (Unaudited)................................ 9

         Statement of Cash Flows for the Six Months
         Ended June 30, 1995 and 1996.......................................10

         Notes to Financial Statements......................................11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................12

PART II  OTHER INFORMATION..................................................13

SIGNATURES..................................................................14

NORTHEAST ENERGY ASSOICATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP

COMBINED BALANCE SHEET (UNAUDITED)

                                                                           DECEMBER 31,    JUNE 30,
                                                                               1995          1996

                                                                                 (IN THOUSANDS)

ASSETS

Current assets
   Cash and cash equivalents                                              $  58,277      $  61,023
   Accounts receivable                                                       51,465         38,323
   Fuel inventories                                                           4,516          4,837
   Prepaid expenses and other current assets                                  2,913          3,847
                                                                          ---------      ---------

      Total current assets                                                  117,171        108,030
                                                                          ---------      ---------

Cogeneration facilities and carbon dioxide facility (net of
   accumulated depreciation of $104,157,000 and $116,585,000
   at December 31, 1995 and June 30, 1996 respectively)                     397,589        385,865
Unamortized financing costs                                                  20,210         18,996
Other fixed assets (net of accumulated depreciation of $371,000
   and $426,000 at December 31, 1995 and June 30, 1996, respectively)           485            466
Other assets                                                                  3,011          3,425
Restricted cash                                                              78,568         74,470
                                                                          ---------      ---------

      Total non-current assets                                              499,863        483,222
                                                                          ---------      ---------

      Total assets                                                        $ 617,034      $ 591,252
                                                                          =========      =========

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
   Current portion of loans payable - IEC Funding Corp.                   $  25,204      $  24,640
   Accounts payable                                                          14,234         14,765
   Other accrued expenses                                                     2,104          3,543
   Future obligations under interest rate swap agreements                     3,654          2,760
                                                                          ---------      ---------

      Total current liabilities                                              45,196         45,708
                                                                          ---------      ---------

Loans payable - IEC Funding Corp.                                           514,362        502,324
Amounts due utilities for energy bank balances                              188,053        202,235
                                                                          ---------      ---------

      Total non-current liabilities                                         702,415        704,559
                                                                          ---------      ---------

      Total liabilities                                                     747,611        750,267
                                                                          ---------      ---------

Partners' deficit
   General partner                                                           (4,047)        (4,333)
   Limited partners                                                        (126,530)      (154,682)
                                                                          ---------      ---------

      Total partners' deficit                                              (130,577)      (159,015)
                                                                          ---------      ---------

Commitments and contingencies
                                                                          ---------      ---------

      Total liabilities and partners' deficit                             $ 617,034      $ 591,252
                                                                          =========      =========



                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP

COMBINED STATEMENT OF OPERATIONS (UNAUDITED)

                                                         Three months               Six months
                                                             ended                     ended
                                                            June 30,                  June 30,

                                                                     (In Thousands)

                                                        1995       1996             1995     1996
Revenue
   Power sales to utilities                           $63,967    $53,967        $139,699   $131,540
   Steam sales                                          1,027        949           2,354      2,265
                                                      -------    -------        --------   --------

     Total revenue                                     64,994     54,916         142,053    133,805
                                                      -------    -------        --------   --------

Costs and expenses
   Cost of power and steam sales                       31,608     30,079          66,609     70,771
   Operation and maintenance                            5,504      4,167          11,938     10,781
   Depreciation                                         6,214      6,241          12,426     12,483
   General and administrative
    expenses                                            3,093      3,428           5,701      6,876
                                                      -------    -------        --------   --------

     Total costs and expenses                          46,419     43,915          96,674    100,911
                                                      -------    -------        --------   --------

     Operating income                                  18,575     11,001          45,379     32,894
                                                      -------    -------        --------   --------

Other expense (income)

   Amortization of financing costs                        423        600             922      1,213
   Interest expense                                    12,187     12,588          25,308     25,152
   Interest expense on energy bank liabilities          4,064      4,887           7,870      9,592
   Interest income                                     (2,875)    (2,848)         (5,487)    (5,441)
                                                      -------    -------        --------   --------

     Total other expense                               13,799     15,227          28,613     30,516
                                                      -------    -------        --------   --------

     Net income (loss)                                $ 4,776    $(4,226)       $ 16,766   $  2,378
                                                      =======    =======        ========   ========



                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP

COMBINED STATEMENT OF CASH FLOWS
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (UNAUDITED)

                                                                        Six months
                                                                           ended
                                                                         June 30,
                                                                    1995          1996

                                                                      (IN THOUSANDS)

Cash flows from operating activities:
   Cash received from utilities and other customers                $150,597     $152,069
   Cash paid to suppliers                                           (80,155)     (84,336)
   Interest paid                                                    (27,221)     (26,027)
   Bank commitment fees paid                                            (18)         (18)
   Interest received                                                  3,632        5,559
   Cash payments to general partner for operating activities         (1,521)      (2,566)
   Cash payments to owners/management                                (1,785)      (1,875)
                                                                   --------     --------

     Net cash provided by operating
       activities                                                    43,529       42,806
                                                                   --------     --------

Cash flows from investing activities:
   Net expenditures for  facilities                                    (133)        (704)
   Purchase of other fixed assets                                       (36)         (36)
   Increase in restricted cash                                        1,264        4,098
                                                                   --------     --------

     Net cash provided by
      investing activities                                            1,095        3,358
                                                                   --------     --------

Cash flows from financing activities:
   Principal payments on debt                                       (10,217)     (12,602)
   Payment of refinancing costs                                      (5,735)           -
   Distributions to partners                                        (43,700)     (30,816)
                                                                   --------     --------

     Net cash used for financing activities                         (59,652)     (43,418)
                                                                   --------     --------

Net (decrease) increase in cash and cash equivalents                (15,028)       2,746

Cash and cash equivalents at beginning of period                     76,255       58,277
                                                                   --------     --------

Cash and cash equivalents at end of period                         $ 61,227     $ 61,023
                                                                   ========     ========



Non-cash Investing Activities:
   Total accrued capitalized facility costs were approximately $1,195,000 at June 30, 1995.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP

COMBINED STATEMENT OF CASH FLOWS (CONTINUED)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (UNAUDITED)

              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities

                                                                      Six months
                                                                        ended
                                                                       June 30,
                                                                1995           1996

                                                                   (In Thousands)

Net income                                                     $16,766       $ 2,378
Adjustments to reconcile net income
to net cash provided by operating activities:

   Depreciation                                                 12,426        12,483

   Amortization of financing costs                                 922         1,213

Changes in assets and liabilities

   Accounts receivable                                           1,337        13,142
   Fuel inventories                                                198          (321)
   Prepaid expenses and other current assets                    (3,014)         (934)
   Accounts payable                                                147           531
   Other accrued expenses                                        2,937         1,440
   Future obligations under interest rate
     swap agreements                                            (1,766)         (894)
   Amounts due utilities for energy bank balances               13,946        14,182
   Other assets                                                   (370)         (414)
                                                               -------       -------

   Net cash provided by operating activities                   $43,529       $42,806
                                                               =======       =======








                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

1.   Basis of Presentation

     The accompanying unaudited combined financial statements should be read in conjunction with the audited combined financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1995 for Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership (together, the "Partnerships") and IEC Funding Corp.

     The results of operations for the periods ended June 30, 1996 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at June 30, 1996 and for the periods ended June 30, 1996 contains all adjustments, consisting only of normal recurring adjustments, considered by management necessary for a fair presentation of the operating results for such period.

2.   Reclassification

     Certain reclassifications were made to the prior year balances in order to conform to current year presentation. These reclassifications had no effect on prior year operating results.

3.   Distributions

     Distributions to the partners may be made only after all required funds and sub-funds have been fully funded as described in the trust indenture. After funding all amounts required under the indenture, the excess cash generated during periods ended June 30 and March 31, 1996 was in excess of approximately $30.5 million and $.3 million, respectively. All conditions under the trust indenture for distributions of such excess cash were satisfied after March 31, 1996 resulting in a distribution of approximately $8.8 million in April and $22.0 million in June to the partners in proportion to their designated interests in the Partnerships.

IEC FUNDING CORP.

BALANCE SHEET (UNAUDITED)
- --------------------------------------------------------------------------------


                                                        December 31,      June 30,
                                                            1995            1996

                                                              (In Thousands)

ASSETS

Current assets
   Cash                                                   $      1       $      1
   Current portion of notes receivable from
   Northeast Energy Associates and North Jersey
   Energy Associates (together, the "Partnerships")         25,204         24,640
                                                          --------       --------
     Total current assets                                   25,205         24,641

Notes receivable from the Partnerships                     514,362        502,324
                                                          --------       --------
     Total assets                                         $539,567       $526,965
                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of securities payable                  $ 25,204       $ 24,640
                                                          --------       --------
     Total current liabilities                              25,204         24,640

Securities payable                                         514,362        502,324
                                                          --------       --------
     Total liabilities                                     539,566        526,964

Stockholders' equity
   Common stock, no par value, 10,000 shares
     authorized, issued and outstanding                          1              1
                                                          --------       --------
     Total liabilities and stockholders' equity           $539,567       $526,965
                                                          ========       ========


IEC FUNDING CORP.

STATEMENT OF OPERATIONS (UNAUDITED)
- --------------------------------------------------------------------------------



                                 Three Months Ended                       Six Months Ended
                                      June 30,                                June 30,

                               1995                1996                1995          1996

                                    (In Thousands)                       (In Thousands)

Interest income              $ 12,988           $ 12,484             $ 25,687      $ 24,968
Interest expense              (12,988)           (12,484)             (25,687)      (24,968)
                             --------           --------             --------      --------
                             $      -           $      -             $      -      $      -
                             ========           ========             ========      ========


IEC FUNDING CORP.

STATEMENT OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------




                                                                Six months ended
                                                                     June 30,
                                                              1995              1996

                                                                  (In Thousands)

Cash Flows from operating activities:
     Interest received from Partnerships                   $ 25,829          $ 24,968
     Interest paid                                          (25,829)          (24,968)
                                                           --------          --------

       Net cash provided by operating activities                  -                 -
                                                           --------          --------

Cash flows from investing activities:
     Principal payment received from partnerships            10,217            12,602
     Principal payment on debt                              (10,217)          (12,602)
                                                           --------          --------

       Net cash provided by investing activities                  -                 -
                                                           --------          --------

Cash flows from financing activities                              -                 -
                                                           --------          --------

Net increase in cash                                              -                 -
                                                           --------          --------

Cash at beginning of period                                       1                 1
                                                           --------          --------

Cash at end of period                                      $      1          $      1
                                                           ========          ========





IEC FUNDING CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

BASIS OF PRESENTATION

     The accompanying unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1995 for IEC Funding Corp. (The "Company") and the Partnerships.

     The unaudited financial information at June 30, 1996 and for the periods ended June 30, 1996 contains all adjustments, consisting only of normal recurring adjustments, considered by management necessary for a fair presentation of the operating results for such period.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
MANAGEMENT DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

     Total revenue for the second quarter of 1996 of $50.0 million decreased by $10.9 million (17.9%) as compared to the second quarter of 1995. Revenue for the six months ended June 30, 1996 of $124.2 million decreased $10.0 million (7.4%) as compared to the six months ended June 30, 1995. The decrease in revenues for the quarter and the year to date is due primarily to lower generation and availability resulting from scheduled maintenance outages during the second quarter of 1996. The primary maintenance outages occurred at the Bellingham facility where a major inspection and maintenance program was conducted. This second quarter outage (scheduled at five year intervals) was the first of this type in Bellingham since commencement of operations. Also contributing to the decreased revenues were lower rates under the Sayreville power contract. These lower rates are a result of the annual indexing of the percentage increase or decrease in New Jersey fuel prices for 1994 as defined in FERC Form 423. Rates for the Bellingham project increased slightly over the prior year.

     Cost of Power and Steam Sales as a percentage of gross revenues (gross of increase to energy bank) was 52.9% for the second quarter of 1996 versus 47.3% for the second quarter of 1995. Year to date cost as a percentage of gross revenues was 52.0% in 1996 as compared to 45.7% in 1995. The increased percentage cost on a quarterly basis is the result of fixed demand charges under certain fuel contracts (which remain constant regardless of availability) and higher market prices of spot gas which effect both spot purchases and certain firm contracts. On a year to date basis extended gas service rights exercised by one of North Jersey Energy Associates suppliers (due to lower temperatures) combined with the higher market price of spot gas resulted in increased costs.

     Operations and Maintenance costs decreased $1.3 million (24.2%) as compared to the second quarter of 1995. The primary cause of the decreased cost is the performance bonus, payable to the O&M contractor, which is directly related to the lower generation experienced during the second quarter of 1996. Offsetting this decrease were expected escalations on O&M contracts and increased water and sewer charges.

     General and Administrative expenses were $3.4 million for the second quarter of 1996 as compared to $3.1 million for the same period in the prior year. On a year to date basis 1996 costs were $6.9 million as compared to $5.7 million in 1995. Increases include legal and consulting costs related to potential industry restructuring and increased overhead costs.

     Interest expense increased $.4 million (3.2%) as compared to the second quarter of 1995, and decreased $.2 million on a year to date basis. The second quarter increase is primarily due to adjustments made to the fair market value of swap agreements during the second quarter of 1995. While adjustments to fair market value effect earnings there is no cash effect. Interest on energy bank liabilities has increased, reflecting changes in the underlying amounts accrued for energy bank balances. Interest on debt is decreasing in 1996 as a result of principal payments made during 1995. Principal payments are made semi-annually on June 30, and December 30.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996 accounts receivable of $38.3 million decreased $13.1 million as compared to December 31, 1995, reflective of the reduced generation during the second quarter of 1996.

     Cash flow generated during the period ended June 30, 1996 was more than sufficient to fund all operating expenses as well as fund $37.5 million of interest and principal required for payment on June 30, 1996. An additional debt service reserve funding requirement of $.7 million was also fulfilled. Excess cash of $30.8 million was distributed to the partners.

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

                                             IEC FUNDING CORP.

DATE                                         SIGNATURE AND TITLE

August 14, 1996                              /s/ Maureen P. Herbert
- ---------------                              -----------------------
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

                                       NORTH JERSEY ENERGY ASSOCIATES,
                                       A LIMITED PARTNERSHIP

                                       By: INTERCONTINENTAL ENERGY CORPORATION
                                           As General Partner

DATE                                   SIGNATURE AND TITLE

August 14, 1996                        /s/ Maureen P. Herbert
- ---------------                        ----------------------
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

                                       NORTHEAST ENERGY ASSOCIATES,
                                       A LIMITED PARTNERSHIP

                                       By: INTERCONTINENTAL ENERGY CORPORATION
                                           As General Partner

DATE                                   SIGNATURE AND TITLE

August 14, 1996                        /s/ Maureen P. Herbert
- ---------------                        ----------------------
                                       Maureen P. Herbert
                                       Vice President of Finance