Form 10-Q/A
period 1996-06-30
IEC FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES
filed 1996-08-15
CIK 934665, 934666, 934667

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

August 15, 1996                              /s/ Maureen P. Herbert
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

August 15, 1996                        /s/ Maureen P. Herbert
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

August 15, 1996                        /s/ Maureen P. Herbert
- ---------------                        ----------------------
                                       Maureen P. Herbert
                                       Vice President of Finance