Form 10-Q/A
period 1996-06-30
IEC FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES
filed 1996-11-14
CIK 934665, 934666, 934667

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                 AMENDMENT #2

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File number                         33-87902
                                               33-87902-01
                                               33-87902-02

                               IEC Funding Corp.
             North Jersey Energy Associates, A Limited Partnership
               Northeast Energy Associates, A Limited Partnership
              ----------------------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No_____
                                             -------

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
MANAGEMENT DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     Total revenue for the second quarter of 1996 of $54.9 million decreased by $10.1 million (15.5%) as compared to the second quarter of 1995. Revenue for the six months ended June 30, 1996 of $133.8 million decreased $8.2 million (5.8%) as compared to the six months ended June 30, 1995. The decrease in revenues for the quarter and the year to date is due primarily to lower generation and availability resulting from scheduled maintenance outages during the second quarter of 1996. The primary maintenance outages occurred at the Bellingham facility where a major inspection and maintenance program was conducted. This second quarter outage (scheduled at five year intervals) was the first of this type in Bellingham since commencement of operations. Also contributing to the decreased revenues were lower rates under the Sayreville power contract. These lower rates are a result of the annual indexing of the percentage increase or decrease in New Jersey fuel prices for 1994 as defined in FERC Form 423. Rates for the Bellingham project increased slightly over the prior year.

     Cost of power and steam sales, as a percentage of gross revenues (gross of increase to energy bank) was 52.1% for the second quarter of 1996 versus 46.7% for the second quarter of 1995. Year to date cost as a percentage of gross revenues was 51.1% in 1996 as compared to 45.0% in 1995. The increased percentage cost on a quarterly basis is the result of fixed demand charges under certain fuel contracts (which remain constant regardless of availability) and the higher market prices of spot gas which effect both spot purchases and certain firm contracts. On a year to date basis extended gas service rights exercised by one of North Jersey Energy Associates suppliers (due to lower temperatures) combined with the higher market price of spot gas resulted in increased costs.

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


                                        IEC FUNDING CORP.


Date                                    Signature and Title




 November 14, 1996                        /s/  Maureen P. Herbert
-------------------------               ---------------------------------------
                                        Maureen P. Herbert
                                        Vice President of Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, North Jersey Energy Associates, A Limited Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NORTH JERSEY ENERGY ASSOCIATES
                                   A LIMITED PARTNERSHIP

                                   By: INTERCONTINENTAL ENERGY CORPORATION
                                       As General Partner


Date                               Signature and Title


  November 14, 1996                    /s/   Maureen P. Herbert
-----------------------            ---------------------------------------------
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

                                   NORTHEAST ENERGY ASSOCIATES,
                                   A LIMITED PARTNERSHIP

                                   By: INTERCONTINENTAL ENERGY CORPORATION
                                       As General Partner


Date                               Signature and Title


  November 14, 1996                   /s/   Maureen P. Herbert
-----------------------            ---------------------------------------------
                                   Maureen P. Herbert
                                   Vice President of Finance