Form 10-Q
period 1996-09-30
IEC FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES
filed 1996-11-14
CIK 934665, 934666, 934667

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           September 30, 1996
                                       OR
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No________
   --------

                               IEC FUNDING CORP.
              NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP

                                     INDEX

                                                                                PAGE NUMBER
PART I FINANCIAL INFORMATION
Item 1.        Financial Statements

               NORTHEAST ENERGY ASSOCIATES AND
               NORTH JERSEY ENERGY ASSOCIATES

               Combined Balance Sheet at December 31, 1995 and
               September 30, 1996 (Unaudited).........................................    3

               Combined Statement of Operations for the Three
               Months and Nine Months Ended
               September 30, 1995 and 1996 (Unaudited)................................    4

               Combined Statement of Cash Flows for the Nine Months
               Ended September 30, 1995 and 1996 (Unaudited)..........................    5

               Notes to Combined Financial Statements.................................    7

               IEC FUNDING CORP.

               Balance Sheet at December 31, 1995 and
               September 30, 1996 (Unaudited).........................................    8

               Statement of Operations for the Three Months and Nine
               Months Ended September 30, 1995 and 1996  (Unaudited)..................    9

               Statement of Cash Flows for the Nine Months
               Ended September 30, 1995 and 1996 (Unaudited)..........................   10

               Notes to Financial Statements..........................................   11

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........................   12

PART II        OTHER INFORMATION......................................................   13

SIGNATURES............................................................................   14

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                DECEMBER 31,         SEPTEMBER 30,
                                                                                    1995                 1996
                                                                                          (IN THOUSANDS)
ASSETS
Current assets
 Cash and cash equivalents                                                      $     58,277         $      87,308
 Accounts receivable                                                                  51,465                52,594
 Fuel inventories                                                                      4,516                 6,632
 Prepaid expenses and other current assets                                             2,913                 2,133
                                                                                ------------         -------------
     Total current assets                                                            117,171               148,667
                                                                                ------------         -------------

Cogeneration facilities and carbon dioxide facility (net of
 accumulated depreciation of $104,157,000 and $122,808,000
 at December 31, 1995 and September 30, 1996, respectively)                          397,589               379,745
Unamortized financing costs                                                           20,210                18,410
Other fixed assets (net of accumulated depreciation of $371,000
 and $452,000 at December 31, 1995 and September 30, 1996, respectively)                 485                   458
Other assets                                                                           3,011                 3,607
Restricted cash                                                                       78,568                69,156
                                                                                ------------         -------------
   Total non-current assets                                                          499,863               471,376
                                                                                ------------         -------------
   Total assets                                                                 $    617,034         $     620,043
                                                                                ------------         -------------
LIABILITIES AND PARTNERS' DEFICIT

Current liabilities
 Current portion of loans payable - IEC Funding Corp.                           $     25,204         $      24,640
 Accounts payable                                                                     14,234                13,523
 Accrued interest - IEC Funding Corp.                                                                       12,218
 Other accrued expenses                                                                2,104                 2,845
 Future obligations under interest rate swap agreements                                3,654                 2,369
                                                                                ------------         -------------
   Total current liabilities                                                          45,196                55,595
                                                                                ------------         -------------

Loans payable - IEC Funding Corp.                                                    514,362               502,324
Amounts due utilities for energy bank balances                                       188,053               211,016
                                                                                ------------         -------------
   Total non-current liabilities                                                     702,415               713,340
                                                                                ------------         -------------
   Total liabilities                                                                 747,611               768,935
                                                                                ------------         -------------

Partners' deficit
 General partner                                                                      (4,047)               (4,230)
 Limited partners                                                                   (126,530)             (144,662)
                                                                                ------------         -------------
   Total partners' deficit                                                          (130,577)             (148,892)
                                                                                ------------         -------------

Commitments and contingencies                                                   ------------         -------------

   Total liabilities and partners' deficit                                      $    617,034         $     620,043
                                                                                ------------         -------------

   The accompanying notes are an integral part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                           THREE MONTHS                       NINE MONTHS
                                                              ENDED                              ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                       1995             1996              1995             1996
                                                                            (IN THOUSANDS)
Revenue
 Power sales to utilities                         $    71,942      $    73,170       $    211,641      $    204,710
 Steam sales                                            1,147            1,128              3,501             3,393
                                                  -----------       ----------       ------------      ------------
   Total revenue                                       73,089           74,298            215,142           208,103
                                                  -----------       ----------       ------------      ------------

Costs and expenses
 Cost of power and steam sales                         32,817           32,735             99,426           103,506
 Operation and maintenance                              6,726            6,238             18,675            17,019
 Depreciation                                           6,211            6,249             18,637            18,732
 General and administrative
  expenses                                              3,141            3,481              8,831            10,357
                                                  -----------      -----------       ------------      ------------
   Total costs and expenses                            48,895           48,703            145,569           149,614
                                                  -----------      -----------       ------------      ------------

   Operating income                                    24,194           25,595             69,573            58,489
                                                  -----------      -----------       ------------      ------------

Other expense (income)
 Amortization of financing costs                          643              587              1,565             1,800
 Interest expense                                      12,751           12,334             38,059            37,486
 Interest expense on energy bank liabilities            4,273            4,783             12,143            14,375
 Interest income                                       (2,445)          (2,232)            (7,932)           (7,673)
                                                  -----------      -----------       ------------      ------------
   Total other expense                                 15,222           15,472             43,835            45,988
                                                  -----------      -----------       ------------      ------------
   Net income                                     $     8,972      $    10,123       $     25,738      $     12,501
                                                  ===========      ===========       ============      ============



   The accompanying notes are an integral part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF CASH FLOWS
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                           NINE MONTHS
                                                                              ENDED
                                                                           SEPTEMBER 30,

                                                                     1995                1996

                                                                           (IN THOUSANDS)

Cash flows from operating activities:
 Cash received from utilities and other customers                 $    215,141       $    216,648
 Cash paid to suppliers                                               (122,716)          (128,969)
 Interest paid                                                         (27,876)           (26,525)
 Bank commitment fees paid                                                 (27)               (27)
 Interest received                                                       7,660              9,282
 Cash payments to general partner for operating activities              (1,805)            (3,746)
 Cash payments to owners/management                                     (2,671)            (2,765)
                                                                  ------------       ------------

  Net cash provided by operating
    activities                                                          67,706             63,898
                                                                  ------------       ------------

Cash flows from investing activities:
 Net expenditures for  facilities                                       (1,863)              (807)
 Purchase of other fixed assets                                            (40)               (54)
 Decrease in restricted cash                                             3,432              9,412
                                                                  -------------      -------------
  Net cash provided by
    investing activities                                                 1,529              8,551
                                                                  -------------      -------------

Cash flows from financing activities:
 Principal payments on debt                                            (10,217)           (12,602)
 Payment of refinancing costs                                           (5,739)                 -
 Distributions to partners                                             (43,700)           (30,816)
                                                                  ------------       ------------
  Net cash used for financing activities                               (59,656)           (43,418)
                                                                  ------------       ------------
Net increase in cash and cash equivalents                               9,579             29,031

Cash and cash equivalents at beginning of period                        76,255             58,277
                                                                  ------------       ------------
Cash and cash equivalents at end of period                        $     85,834       $     87,308
                                                                  ============       ============

                    The accompanying notes are an integral
                      part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF CASH FLOWS (CONTINUED)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (UNAUDITED)
--------------------------------------------------------------------------------


             Reconciliation of Net Income to Net Cash Provided by
                             Operating Activities

                                                                NINE MONTHS
                                                                   ENDED
                                                                SEPTEMBER 30,

                                                          1995                 1996

                                                                (IN THOUSANDS)
Net income                                                $ 25,738           $  12,501
Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation                                           18,637              18,732
     Amortization of financing costs                         1,565               1,800

Changes in assets and liabilities
     Accounts receivable                                   (11,436)             (1,129)
     Fuel inventories                                         (935)             (2,116)
     Prepaid expenses and other current assets                (891)                780
     Accounts payable                                        4,119                (711)
     Accrued interest                                            -              12,218
     Other accrued expenses                                 11,835                 741
     Future obligations under interest  rate
          swap agreements                                   (2,356)             (1,285)
     Amounts due utilities for energy bank balances         21,915              22,963
     Other assets                                             (485)               (596)
                                                          --------             -------

          Net cash provided by operating activities       $ 67,706           $  63,898
                                                          ========           =========


                    The accompanying notes are an integral
                      part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


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

     The results of operations for the periods ended September 30, 1996 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at September 30, 1996 and for the periods ended September 30, 1996 contains all adjustments, consisting only of normal recurring adjustments, considered by management necessary for a fair presentation of the operating results for such period.

2. Reclassification

     Certain reclassifications were made to the prior year balances in order to conform to current year presentation. These reclassifications had no effect on prior year operating results.

3. Distributions

     Distributions to the partners may be made only after all required funds and sub-funds have been fully funded as described in the Trust Indenture. After funding all amounts required under the indenture, the excess cash generated during periods ended June 30 and March 31, 1996 were in excess of approximately $30.5 million and $0.3 million, respectively. All conditions under the trust indenture for distributions of such excess cash were satisfied after March 31, 1996 resulting in a distribution of approximately $8.8 million in April and $22.0 million in June to the partners in proportion to their designated interests in the Partnerships. No distributions were made during the third quarter of 1996. As of November 2, 1996 excess cash of $19.1 million was available for distribution. These funds have been released for payment to the partners.

IEC FUNDING CORP.
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                        DECEMBER 31,   SEPTEMBER 30,
                                                           1995            1996

                                                              (IN THOUSANDS)
ASSETS

Current assets
 Cash                                                   $        1     $        1
 Current portion of notes receivable from
  Northeast Energy Associates and North Jersey
  Energy Associates (together, the "Partnerships")          25,204         24,640
 Interest receivable from the Partnerships                       -         12,218
                                                        ----------     ----------
  Total current assets                                      25,205         36,859

Notes receivable from the Partnerships                     514,362        502,324
                                                        ----------     ----------
  Total assets                                          $  539,567     $  539,183
                                                        ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Current portion of securities payable                  $   25,204     $   24,640

 Accrued interest                                                -         12,218
                                                        ----------     ----------
  Total current liabilities                                 25,204         36,858

Securities payable                                         514,362        502,324
                                                        ----------     ----------
  Total liabilities                                        539,566        539,182

Stockholders' equity
 Common stock, no par value, 10,000 shares
 authorized, issued and outstanding                              1              1
                                                        ----------     ----------
  Total liabilities and stockholders' equity              $539,567      $ 539,183
                                                        ==========     ==========



                    The accompanying notes are an integral
                      part of these financial statements

IEC FUNDING CORP.
STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                       THREE MONTHS ENDED           NINE MONTHS ENDED
                          SEPTEMBER 30,                SEPTEMBER 30,
                       1995          1996          1995             1996

                        (IN THOUSANDS)                (IN THOUSANDS)
Interest income     $ 12,699       $ 12,218       $ 38,386        $ 37,186

Interest expense     (12,699)       (12,218)       (38,386)        (37,186)
                    --------       --------       --------        --------

                    $  -           $      -       $      -        $      -
                    ========       ========       ========        ========




                    The accompanying notes are an integral
                      part of these financial statements

IEC FUNDING CORP.
STATEMENT OF CASH FLOWS (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------

                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                                  1995                1996

                                                        (IN THOUSANDS)

Cash Flows from operating activities:
  Interest received from Partnerships             $ 25,829            $ 24,968
  Interest paid                                    (25,829)            (24,968)
                                                  --------             -------

   Net cash provided by operating activities         -                     -
                                                  --------             -------


Cash flows from investing activities:
  Principal payment received from partnerships      10,217              12,602
  Principal payment on debt                        (10,217)            (12,602)
                                                   --------            --------

   Net cash provided by investing activities          -                    -
                                                   --------            --------

Cash flows from financing activities                  -                    -
                                                   --------            --------

Net increase in cash                                  -                    -
                                                   --------            --------

Cash at beginning of period                              1                   1
                                                   --------            --------

Cash at end of period                             $      1            $      1
                                                   --------            --------



                    The accompanying notes are an integral
                      part of these financial statements

IEC FUNDING CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION


     The accompanying unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1995 for IEC Funding Corp. (the "Company") and the Partnerships.

     The unaudited financial information at September 30, 1996 and for the periods ended September 30, 1996 contains all adjustments, consisting only of normal recurring adjustments, considered by management necessary for a fair presentation of the operating results for such period.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
MANAGEMENT DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

   Total revenue of $74.3 million for the third quarter of 1996 increased $1.2 million (1.7%) as compared to the third quarter of 1995. This increase is a result of the timing of curtailment rights exercised by certain power purchasers. Fewer curtailment hours were requested during the third quarter of 1996 as compared to the third quarter of 1995. It is expected that the remaining curtailment hours available to these utilities under the respective power purchase agreements will be requested during the fourth quarter of 1996. Power purchase rates for the third quarter of 1996 increased slightly on Bellingham contracts and remained flat, on average, for Sayreville. On a year to date basis, total revenue of $208.1 million in 1996 decreased $7.0 million (3.2%) as compared to 1995. This decrease is primarily due to scheduled maintenance outages that occurred during the second quarter of 1996 and included a major inspection and maintenance program (scheduled at five year intervals) at the Bellingham facility. Lower rates, on average, under the Sayreville power purchase contract during the first nine months of 1996 also contributed to the revenue decrease. Rates for the Bellingham project increased slightly over the prior year.

   Cost of power and steam sales as a percentage of gross revenues (gross of increase to energy bank) was 41.8% for the third quarter of 1996 versus 42.7% for the third quarter of 1995. Year to date costs as a percentage of gross revenues was 47.8% in 1996 as compared to 44.2% in 1995. The decreased cost on a quarterly basis is primarily a result of gains on natural gas swap agreements. On a year to date basis, extended gas service charges by one of the Sayreville facility's suppliers (due to lower temperatures), fixed demand charges under certain fuel contracts (which remain constant regardless of availability) and higher market prices of spot gas (which affect both spot purchases and certain firm contracts) resulted in increased costs.

   Operation and maintenance costs decreased $.5 million as compared to the third quarter of 1995, and decreased $1.6 million on a year to date basis.
These decreases are a result of a one-time 1995 water franchise fee, and a lower performance bonus payable to the O&M contractor in 1996 as a result of scheduled maintenance outages. Offsetting these cost decreases were normal and expected escalations on O&M contracts and increases in property taxes.

   General and administrative expenses were $3.5 million for the third quarter of 1996 as compared to $3.1 million for the same period in the prior year. On a year to date basis 1996 costs were $10.3 million as compared to $8.8 million in 1995. Quarterly and year to date increases include increased insurance and other overhead costs.

   Interest expense decreased $.4 million as compared to the third quarter of 1995 and decreased $.6 million on a year to date basis. Interest on debt is decreasing in 1996 as a result of principal payments made through June 30, 1996. Principal payments are made semi-annually on June 30 and December 30. Interest on energy bank liabilities has increased, reflecting increases in the underlying amounts accrued for energy bank balances. Interest income has decreased as a result of reduced cash collateral being held in support of letters of credit.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow generated during the nine months ended September 30, 1996 was more than sufficient to fund all operating expenses for the period as well as fund debt service requirements for both June and December of 1996. Debt service reserve requirements specified in the trust indenture remain fulfilled. Through the six months ended June 30, 1996 excess cash of $30.8 million was distributed to the partners. While no distributions were made during the third quarter of 1996, as of November 2, 1996 excess cash of $19.1 million was available for distribution and these funds have been released for payment to the partners.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   The following Exhibits are filed herewith:

               3.7 Agreement of Limited Partnership dated as of October 15, 1996, of Northeast Energy Associates, A Limited Partnership.

               3.8 Agreement of Limited Partnership dated as of October 15, 1996, of North Jersey Energy Associates, A Limited Partnership.

               10.10.5 Operation and Maintenance Agreement dated as of May 1, 1995, between NECO-Bellingham, Inc. and Westinghouse Operating Services Company, Inc. (Supersedes Exhibit
                         10.10.5 previously filed)

               10.14 Declaration of Easements, Covenants and Restrictions dated as of June 28, 1989, among Northeast Energy Associates, A Limited Partnership, Commonwealth Electric Company, Boston Edison Company and Montaup Electric Company.

         (b) There were no reports on Form 8-K filed during the three months ended September 30, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, IEC Funding Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  IEC FUNDING CORP.



DATE                              SIGNATURE AND TITLE



  November 14, 1996                 /s/  Maureen P. Herbert
 ---------------------------     ----------------------------------------
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


                              NORTH JERSEY ENERGY ASSOCIATES,
                              A LIMITED PARTNERSHIP

                              By: INTERCONTINENTAL ENERGY CORPORATION
                                  As General Partner



DATE                          SIGNATURE AND TITLE


  November 14, 1996             /s/   Maureen P. Herbert
 ------------------------   ----------------------------------------
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


                              NORTHEAST ENERGY ASSOCIATES,
                              A LIMITED PARTNERSHIP

                              By: INTERCONTINENTAL ENERGY CORPORATION
                                  As General Partner



DATE                          SIGNATURE AND TITLE



  November 14, 1996              /s/  Maureen P. Herbert
 ------------------------   ---------------------------------------
                            Maureen P. Herbert
                            Vice President of Finance