Form 10-K
period 1996-12-31
IEC FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES
filed 1997-03-31
CIK 934665, 934666, 934667

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996
                           OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from_______________to_______________

Commission File Number          33-87902
                                33-87902-01
                                33-87902-02

                               IEC Funding Corp.
             North Jersey Energy Associates, A Limited Partnership
              Northeast Energy Associates, A Limited Partnership
            ______________________________________________________
            (Exact Name of Registrant as Specified in its Charter)


     Delaware                                      04-3255377
     New Jersey                                    04-2955646
     Massachusetts                                 04-2955642
     _____________                                 __________
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

350 Lincoln Place, Hingham, Massachusetts          02043
_________________________________________          _____
(Address of Principal Executive Offices)           (Zip Code)

                          (617) 749-9800
                          ______________
        (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:
                          8.43% Senior Secured Notes due 2000, Series A 9.16% Senior Secured Notes due 2002, Series A 9.32% Senior Secured Bonds due 2007, Series A 9.77% Senior Secured Bonds due 2010, Series A

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ____     ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

                               IEC FUNDING CORP.
              NORTHEAST ENERGY ASSOCIATES, A LIMITIED PARTNERSHIP
            NORTH JERSEY ENERGY ASSOCIATES, A LIMITIED PARTNERSHIP

                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1996


                                         INDEX
                                         PART I                                         Page Number
Items 1, 2 and 3.    Business, Properties and Legal Proceedings............................   3

Items 4.             Submission of Matters to Vote of Security Holders.....................  39

                                         PART II

Item 5.              Market for the Registrant's Common Stock
                     and Related Stockholder Matters.......................................  39

Item 6.              Selected Financial Data...............................................  40

Item 7.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................................  41

Item 8.              Financial Statements and Supplementary Data...........................  48

Item 9.              Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure...................................  79

                                         PART III

Item 10.             Directors and Executive Officers of the General Partner...............  79

Item 11.             Executive Compensation................................................  81

Item 12.             Security Ownership of Certain Beneficial
                     Owners and Management.................................................  82

Item 13.             Certain Relationships and Related Transactions........................  85

                                         PART IV

Item 14.             Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K...................................................  86

                     Signatures............................................................  96

                     Defined Terms......................................................... A-1


      This Annual Report on Form 10-K is filed in respect of three Registrants:
      Northeast Energy Associates, A Limited Partnership ("NEA"), North Jersey Energy Associates, A Limited Partnership ("NJEA") and IEC Funding Corp. ("IEC Funding"). NEA and NJEA are from time to time referred to herein as the "Partnerships." Other capitalized terms used herein shall have the meaning provided in Appendix A unless the context requires otherwise.

                                    PART I

ITEMS 1, 2 AND 3.  BUSINESS, PROPERTIES AND LEGAL PROCEEDINGS


                                   OVERVIEW
THE PARTNERSHIPS

     NEA and NJEA are each limited partnerships, organized, respectively, in Massachusetts and New Jersey. Each Partnership was formed in 1986 to develop, construct, own, operate and manage an approximately 300 MW natural gas-fired combined cycle cogeneration facility, located, respectively, in Bellingham, Massachusetts (the "Bellingham Project") and Sayreville, New Jersey (the "Sayreville Project," and together with the Bellingham Project, the "Projects"). The sole general partner of each of the Partnerships is Intercontinental Energy Corporation, a Massachusetts corporation ("IEC" or the "General Partner"). IEC is dedicated solely to the development, operation and management of the Projects.

IEC FUNDING

     IEC Funding Corp. ("IEC Funding") is a Delaware corporation that was established in 1994 solely for the purpose of issuing debt securities in connection with the financing of the Partnerships. It is a pass-through entity and does not have any operations. IEC Funding issued the New Securities in the Exchange Offer in exchange for previously issued securities, the proceeds of which were originally used by IEC Funding to acquire certain outstanding bank debt of the Partnerships and to lend additional funds to the Partnerships. The New Securities are guaranteed by the Partnerships. The terms of the Partnerships' obligations to IEC Funding (the "Loans") are identical to the terms of the New Securities. The Loans and the related collateral rights are the only assets of IEC Funding.

THE PROJECTS

     Each of the Projects is an approximately 300 MW combined-cycle cogeneration facility. Cogeneration is a power production technology that sequentially produces two or more useful forms of energy by means of an integrated process employing a single fuel source. The Projects, which began commercial operations in the third quarter of 1991, use natural gas to produce electrical energy and thermal energy in the form of steam.

     The Projects were developed and are operated as Qualifying Facilities ("QFs") under the Public Utility Regulatory Policies Act of 1978 and the regulations promulgated thereunder ("PURPA") by the Federal Energy Regulatory Commission ("FERC"). The Projects must satisfy certain annual operating and efficiency standards in order to maintain QF status, which exempts the Projects from certain Federal and State regulations.

     The Projects were constructed by Westinghouse Electric Corporation ("Westinghouse Electric") and, pursuant to long-term contracts with Westinghouse Electric, are operated and maintained by Westinghouse Operating Services Company ("Westinghouse Services" or the "Operator"), a subsidiary of Westinghouse Electric.

     NEA currently sells all of the net electrical energy produced by the Bellingham Project to three regulated utilities, Boston Edison Company ("Boston Edison"), Commonwealth Electric Company ("Commonwealth"), and Montaup Electric Company ("Montaup"). NJEA currently sells all of the net electrical energy produced by the Sayreville Project to one regulated utility, Jersey Central Power & Light Company ("JCP&L"). Such sales are made pursuant to long-term Power Purchase Agreements, all of which provide for substantially the continuous delivery of base load power.

     Steam generated by the Bellingham Project is sold to NECO-Bellingham, Inc. ("NECO") for use by a carbon dioxide plant (the "Carbon Dioxide Plant") which is owned by NEA and leased to NECO. The steam generated by the Sayreville Project is sold to Hercules, Incorporated ("Hercules") for use by its Parlin, New Jersey plant.

     Over 80% of the natural gas that fuels the Projects is supplied to the Projects pursuant to Long-term Gas Supply Agreements (as defined herein) with ProGas Limited of Alberta, Canada ("ProGas"), and, in the case of the Sayreville Project, also with Public Service Electric and Gas of Newark, New Jersey ("PSE&G"). Gas is transported to, or stored for later use by, the Projects pursuant to Long-term Gas Transportation Agreements and Long-term Gas Storage Agreements (each defined herein). The Long-term Gas Supply Agreements are referred to herein collectively as the "Long-term Gas Arrangements." The remainder of the daily fuel requirements are met by open market purchases delivered on an interruptible basis both into storage and directly to the Projects.

     For more detailed information regarding the Projects, including the various contracts referred to above and regulatory matters affecting the Projects, see "BUSINESS," "REGULATION" and "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS."

                                   BUSINESS

THE INDEPENDENT POWER MARKET

     Utilities in the United States have been the predominant producers of electric power intended primarily for sale to third parties since the early 1900s. In 1978, however, PURPA was enacted. PURPA removed regulatory constraints relating to the production and sale of electric energy by certain non-utility power producers and required electric utilities to buy electricity from certain types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. Utilities are required to comply with state law guidelines and, in general, are required to buy electricity from non-utility generators if there is a need for such electricity and it is priced below the utility's estimated avoided cost. Concurrently, there has been a decline in the construction of large generating plants by electric utilities for reasons largely unrelated to the growth of the independent power industry, including advances in generating plant technology and increasingly stringent environmental regulation. As a result, a significant market for electric power produced by independent power producers such as the Partnerships has developed in the United States since the enactment of PURPA.

COGENERATION

     Cogeneration is a power production technology that provides for the sequential generation of two or more useful forms of energy from a single primary fuel source. The Projects use natural gas to produce electricity and useful thermal energy in the form of steam. Cogeneration has an inherent economic advantage over the conventional production of electricity alone because cogeneration facilities more efficiently convert the energy contained in the input fuel source to a useful energy output.

POWER PURCHASE AGREEMENTS

     NEA's primary sources of revenue are five Power Purchase Agreements with Boston Edison, Commonwealth and Montaup. NJEA's primary source of revenue is a Power Purchase Agreement with JCP&L. All six Power Purchase Agreements are for the continuous provision of base-load power.

     The following table sets forth the applicable Power Purchaser's nominal entitlement (its share of capacity and associated energy produced by the facilities) and the year of scheduled expiration with respect to each of the Power Purchase Agreements:



                                     PURCHASER'S
                                       NOMINAL            FINAL YEAR
                                     ENTITLEMENT          OF CONTRACT

Bellingham Project:
     Boston Edison I Contract     135 MW           46%         2016
     Boston Edison II Contract     84 MW           29%         2011
     Commonwealth I Contract       25 MW            9%         2016
     Commonwealth II Contract      21 MW            7%         2016
     Montaup Contract              25 MW            9%         2021
                                  ------          ---
Bellingham Total                  290 MW          100%
                                  ======          ===

Sayreville Project:
     JCP&L                        250 MW          100%         2011
                                  ======          ===

     The Power Purchase Agreements generally provide for an account, or Energy Bank, to be maintained representing the cumulative difference from time to time between (i) the amount paid by the applicable Power Purchaser for electric power delivered under the applicable Power Purchase Agreement and (ii) the amount of such Power Purchaser's "Avoided Cost" of electric power, adjusted in certain cases for peak and off-peak deliveries of electric power from the Projects. Avoided Cost is, depending on the Power Purchase Agreement, either set at a scheduled amount per kWh of power, or determined by reference to the Power Purchaser's actual Avoided Cost over time. If the price paid under a Power Purchase Agreement exceeds the applicable Power Purchaser's Avoided Cost, a positive balance will build up in the applicable Energy Bank which, depending on the terms of the particular Power Purchase Agreement, must be either fully or partially secured by a letter of credit and, in the case of the Power Purchase Agreements for the Bellingham Project, a second mortgage lien on such Project (junior to the Bellingham Project Mortgage). A positive balance in an Energy Bank represents a liability of the applicable Partnership to the applicable Power Purchaser which will be reduced by subsequent sales of electric power to such Power Purchaser to the extent in later periods that Avoided Cost has risen above the contract rate, and must be repaid under certain circumstances in cash. For a more detailed summary of the Power Purchase Agreements, see "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS - Power Purchase Agreements."

GAS SUPPLY ARRANGEMENTS

     Over 80% of the Projects' combined fuel requirements of natural gas are supplied under Long-term Gas Arrangements on a "firm" basis, that is, without interruption except for events of force majeure and in other limited circumstances. The remaining natural gas supplies are purchased on the open market and transported by various means to the Projects. The Long-term Gas Arrangements consist of two long-term contracts for supply and delivery of gas into the United States with ProGas, one long-term contract for supply and delivery of gas with PSE&G, several contracts for the transportation on a firm basis by various transporters of gas purchased under the gas supply and storage contracts, and contracts for the storage of gas. For a more detailed summary of the contracts comprising the Long-term Gas Arrangements, See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS - Gas Purchase Agreements" and "- Gas Transportation and Storage Agreements."

     The chart below illustrates natural gas supply consumed by the Projects for 1996 expressed in Bcf and as a percentage of the total gas requirement for each Project.


SOURCES OF
GAS CONSUMED                                                                    CONTRACT
BY THE PROJECTS                BELLINGHAM          SAYREVILLE        TOTAL     EXPIRATION
                                 (BCF)               (BCF)           (BCF)

ProGas/(1)/                14.1           68%     9.4     50%      23.5    59%    2013
PSE&G                         -            0%     8.4     45%       8.4    21%    2011

Market Purchases            5.5           26%       -      0%       5.5    14%    N/A
From Storage/(2)/           1.3            6%     1.0      5%       2.3     6%    2012
                           ----          ----     ----    ---       ----   ---

TOTAL                      20.9          100%    18.8    100%      39.7   100%
                           ====          ====    ====    ===       ====   ===
-----------------------------------------------------

(1)  Progas volumes are adjusted to reflect exchanges between the Projects

(2) Gas from storage includes both volumes purchased as market purchases and volumes purchased under the Long-term Gas Arrangements from ProGas.

STEAM SALES ARRANGEMENTS

     BELLINGHAM

     FERC Regulations require that at least 5% of a QF's total energy output be useful thermal energy. To meet this requirement the Bellingham Project sells 60,000 to 70,000 lbs. per hour of steam to NECO for use in the operation of the Carbon Dioxide Plant.

     Steam Sales.   NEA has leased the Carbon Dioxide Plant to NECO and entered into the Bellingham Steam Sales Agreement with NECO. The NECO Lease and the Bellingham Steam Sales Agreement each have an initial term expiring in 2007, renewable at NECO's option for up to four renewal periods of five years each.

     The Bellingham Steam Sales Agreement provides for NEA to sell to NECO at least 60,000 lbs. per hour of steam during each hour that the Bellingham Project is being fueled by 100% pipeline quality natural gas. NECO has the obligation to buy all its steam from the Bellingham Project whenever the Bellingham Project is operating, and the obligation to return all condensate. In any hour in which the Bellingham Project is being fueled by 100% pipeline quality natural gas, NECO has contracted to accept steam quantities equal to 5% of the Bellingham Project's total energy output in order for the Bellingham Project to meet the annual 5% test for the maintenance of QF status under the FERC rules. The price of steam is adjusted annually according to an index which takes into account the blended base prices of gas supplied to NEA under the Bellingham ProGas Agreement and to NJEA under the Sayreville ProGas Agreement, subject to a floor price of $3.50 per 1,000 lbs. The average price of steam under the Bellingham Steam Sales Agreement during 1996 was $3.52 per 1,000 lbs. For a more detailed summary of the Bellingham Steam Sales Agreement and the NECO Lease, See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS - Steam Sales Agreements - Bellingham."

     In addition to steam, the Bellingham Project provides exhaust gas from the combustion turbines to the Carbon Dioxide Plant for use as a feedstock. Only the exhaust from burning natural gas (and not Number 2 fuel oil) can be used for carbon dioxide production. The Carbon Dioxide Plant can be run at full operational output provided that at least one combustion turbine is run on gas only. Under the Long-term Gas Arrangements, it is expected that there will be sufficient gas to run at least one turbine year-round in this manner. If the Bellingham Project fails to provide exhaust gas from at least one turbine running only on natural gas for at least approximately 80% of the available hours per year, NEA will be obligated to pay liquidated damages to NECO.

     Carbon Dioxide Sales Agreements.   As required by the NECO Lease, NECO has
entered into carbon dioxide sales agreements with BOC Gases and Praxair whereby NECO agrees to dedicate 55% of the Carbon Dioxide Plant's output to Praxair and 45% of the Carbon Dioxide Plant's output to BOC Gases. BOC Gases and Praxair are two of the largest suppliers and distributors of carbon dioxide in the United States. Under the sales agreements, 88% of Praxair's allocation and 65% of BOC Gases' allocation are subject to a mandatory take and pay clause, up to a maximum of 55,660 tons per year for Praxair and 35,000 tons per year for BOC Gases. The price to be paid by BOC Gases to NECO is subject to adjustment with the New England carbon dioxide market price and protected by a floor price of $38.00 per ton, unless and until a competitive plant is constructed and becomes operational. Upon construction of such a plant, the floor price is reduced to $33.00 per ton and BOC Gases has a one-time option, exercisable within six months after construction, to lower the floor price to $30.00 per ton. The price to be paid by Praxair to NECO is subject to quarterly adjustment with the wholesale carbon dioxide market price. The price paid by Praxair may not be reduced below $38.00 per ton, unless and until a competitive plant is built in New England or in parts of New York or New Jersey. After construction of such a plant, the floor price would be reduced to $30.00 per ton.

     Operation and Maintenance.   The Carbon Dioxide Plant is presently being
operated for NECO by Westinghouse Services pursuant to an agreement between NECO and Westinghouse Services.

     SAYREVILLE

     NJEA has entered into the Sayreville Steam Sales Agreement with Hercules to sell steam to Hercules' Parlin, New Jersey facility. The Hercules plant is located approximately 1.5 miles from the Sayreville Project and is connected by a steam pipeline over land owned by Hercules.

     Steam Sales.   The Sayreville Steam Sales Agreement has an initial term
expiring in 2011. Under the Sayreville Steam Sales Agreement Hercules must, for any hour in which it takes steam, take a minimum of 30,000 pounds of steam. Although Hercules may require a maximum of 205,000 pounds of steam per hour, actual requirements for the calendar year 1996 averaged approximately 129,998 pounds of steam per hour. NJEA is required to pay liquidated damages to Hercules in the event that (i) it fails to make delivery on an average annual basis of at least 85% of the steam used by Hercules up to a maximum of 205,000 lbs. per hour, or (ii) there are more than five total forced outages annually or more than 15 partial outages annually. Hercules is obligated under the contract to take sufficient process steam to maintain the Sayreville Project's QF status. The Sayreville Steam Sales Agreement with Hercules is terminable upon Hercules' closing its Parlin plant, although in such case Hercules has agreed to lease NJEA sufficient land to construct an alternative steam host. For a more detailed summary of the Sayreville Steam Sales Agreement, see "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS - Steam Sales Agreements - Sayreville Steam Sales Agreement."

SEASONAL FACTORS

     The performance of the Projects is dependent on ambient conditions (principally air temperature, air pressure and humidity), which affect the efficiency and capacity of the combustion turbines. Ambient conditions also affect the steam turbine cycle efficiency by affecting the operation of the air cooled condenser, and therefore the steam turbine exhaust back pressure. Payments due to NJEA under the JCP&L Contract during winter and summer peak-hour periods are substantially higher than those in spring and fall. Otherwise, the business of the Partnerships is not materially subject to seasonal factors.

COMPETITION

     The ownership and operation of cogeneration projects are a rapidly growing business. Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors, as well as other organizations similar to the Partnerships, have entered the market. Recent regulatory change has also created additional competition in the form of wholesale "power marketers" that engage in purchase and resale transactions between power producers and power distributors. The resultant increased competition has reduced the price utilities are willing to pay to independent power producers for electrical capacity and energy. Although the output of the Projects is substantially all committed under the Power Purchase Agreements, these factors may adversely affect the price payable under certain Power Purchase Agreements tied to actual Avoided Cost of the purchasing utility, as well as the price, if any, NJEA could obtain for merchant sales of power output in excess of the output under contract to JCP&L. (250 MW of a theoretical yearly average potential output of 290 MW is under contract.)

     In addition, to the extent that competitive pressure reduces utilities' purchased power costs, Energy Banks measuring the difference between contract price and the utility's actual Avoided Cost may increase more rapidly.

EMPLOYEES

     Neither the Partnerships nor IEC Funding has any employees. IEC has approximately 50 employees and provides management services for the Projects. The Operator provides operations and maintenance services for both of the Projects. See "MANAGEMENT" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- Management Fee."

LEGAL PROCEEDINGS

     Neither Partnership nor IEC Funding is involved in any material legal proceedings.

PROPERTIES

     The Partnerships' principal properties are as follows:

                                                                   APPROXIMATE
                                                                     BUILDING
LOCATION                               PRINCIPAL USE              SQUARE FOOTAGE

Hingham, MA/(1)/                       Office Space                       15,500

NEA
    Bellingham, MA
         Bellingham Project /(2)/      Power Production                   70,000
         Carbon Dioxide Plant/(3)/    Carbon Dioxide Production            9,000
         Certain residential
             properties/(4)/           Residences                         27,500

NJEA
    Sayreville, NJ
         Sayreville Project /(5)/      Power Production                   60,000
------------------------------------------

/(1)/ IEC has entered into a lease expiring March 31, 1997 for the lease of office space located at 350 Lincoln Place, Hingham, MA 02043. The monthly rent due under this lease is $19,659. IEC is in the process of finalizing a five-year extension to this lease at the same monthly rent.

/(2)/ NEA owns the Bellingham Project and the land upon which it is located with the exception of a parcel which is leased under a 26 year operating lease.

/(3)/ The Carbon Dioxide Plant has been leased to NECO pursuant to the NECO Lease. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS - Steam Sales Agreements - Bellingham."

/(4)/ NEA owns 12 single family dwellings located on land immediately adjacent to the Bellingham Site.

/(5)/  NJEA owns the Sayreville Project and the land upon which it is located.

The Bellingham Site, the Bellingham Project, the Carbon Dioxide Plant and all other related improvements and fixtures on the Bellingham Site owned by NEA are subject to the Bellingham Project Mortgage (as defined below). The Bellingham Site and the Bellingham Project are also subject to the Second Mortgage and the Declaration of Easements (as defined below). The Sayreville Site, the Sayreville Project and all other related improvements and fixtures on the Sayreville Site owned by NJEA are subject to the Sayreville Mortgage (as defined below). The residential properties referred to in the chart above are subject to the Bellingham Additional Mortgage (as defined below).

                                  REGULATION

ENERGY REGULATION

     PURPA.    PURPA provides an electric generating project with rate and regulatory incentives if the project is a Qualifying Facility. Under PURPA, a cogeneration facility is a QF if (i) the facility sequentially produces both electricity and a useful thermal energy output during any calendar year which constitutes at least 5% of its total energy output and which is used for industrial, commercial, heating or cooling purposes, (ii) during any calendar year the sum of the useful power output of the facility plus one-half of its useful thermal energy output equals or exceeds 42.5% of the total energy input of natural gas and oil, or, in the event that the facility's useful thermal energy output is less than 15% of the facility's total energy output, such sum equals or exceeds 45% of such total energy input and (iii) the facility is not more than 50% owned by an electric utility, electric utility holding company or an entity or person owned by either of the above.

     Under PURPA, Qualifying Facilities receive two primary benefits. First, PURPA exempts Qualifying Facilities from the Public Utility Holding Company Act of 1935 ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and certain state laws relating to securities, rate and financial regulation. Second, FERC's regulations promulgated under PURPA require that (i) electric utilities purchase electricity generated by Qualifying Facilities, construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's Avoided Costs, and (ii) the utilities sell supplementary, back-up, maintenance and interruptible power to Qualifying Facilities on a just and reasonable and nondiscriminatory basis. PURPA defines "Avoided Costs" as the "incremental costs to an electric utility of electric energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate itself or purchase from another source." Utilities may also purchase power at prices other than Avoided Costs pursuant to negotiations as provided by FERC regulations.

     The Partnerships expect the Projects to continue to meet all of the criteria required for designation as Qualifying Facilities under PURPA. If either Project were to fail to meet such criteria, the related Partnership and, by virtue of IEC being the common general partner of both partnerships, the other Partnership may become subject to regulation as a public utility company or its equivalent under PUHCA, the FPA and state utility laws. Certain of the Power Purchase Agreements require that the applicable Partnership use its best efforts to maintain QF status, and others may be terminated or be subject to price renegotiation if QF status is lost. The O&M Agreements may be suspended if the Partnerships operate the Projects in a manner likely to result in the loss of QF status, and such potential loss is certified by an independent engineer. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS-OPERATION AND MAINTENANCE AGREEMENTS."

     PUHCA.    PUHCA provides that any corporation, partnership or other entity or organized group which owns, controls or holds power to vote 10% of the outstanding voting securities of a "public utility company" or a company which is a "holding company" of a "public utility company" is subject to registration with the SEC and regulation under PUHCA, unless eligible for an exemption or an SEC order declaring it not to be a holding company is granted. PUHCA requires registration for a holding company of a public utility company, and requires a public utility holding company to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of the utility system. In addition, a public utility company which is a subsidiary of a registered holding company under PUHCA is subject to financial and organizational regulation, including approval by the SEC of its financing transactions.

     The Energy Policy Act of 1992 (the "Policy Act") contains amendments to PUHCA which may allow the Partnerships to operate their businesses without becoming subject to PUHCA in the event that either Project loses its status as a Qualifying Facility. Under the Policy Act, a company engaged exclusively in the business of owning and/or operating one or more facilities used for the generation of electric energy exclusively for sale at wholesale may be exempted from PUHCA. In order to qualify for such an exemption, a company must apply to FERC for a determination of eligibility, pursuant to implementing rules promulgated by FERC. Obtaining this exemption may require amendments to or replacements of certain of the Power Purchase Agreements. Moreover, although the Policy Act and its implementing rules provide certain exemptions from PUHCA, the Policy Act may also encourage greater competition in wholesale electricity markets, which could result in a decline in long-term rates to be paid by electric utilities, including those party to the Power Purchase Agreements.
Even if a Partnership obtained an exemption from PUHCA pursuant to the Policy Act and implementing rules, in the event that QF status is revoked, the applicable Partnership would be subject to regulation under the FPA, as described below.

     FPA.   Under the FPA, FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost of service approach or may be determined through competitive bidding or negotiation. If a Project were to lose its Qualifying Facility status, the rates set forth in each of the Power Purchase Agreements would have to be filed with FERC and would be subject to review by FERC under the FPA. Certain of the Power Purchase Agreements contain provisions for a renegotiation of the rates to be paid for electric energy in such event, and loss of Qualifying Facility status constitutes an event of default under the JCP&L Contract.

     The FPA's and FERC's authority thereunder subject public utilities to various other requirements, including accounting and record-keeping requirements; FERC approval requirements applicable to activities such as selling, leasing or otherwise disposing of facilities; FERC approval requirements for mergers, consolidations, acquisitions and the issuance of securities; and certain restrictions regarding affiliations of officers and directors.

     State Regulation.   The Projects, by virtue of being Qualifying Facilities,
are exempt from New Jersey and Massachusetts rate, financial and organizational regulations that are applicable to public utilities. However, QFs are not exempt from the state regulatory commissions' general supervisory powers relating to environmental and safety matters. In addition, the Bellingham Project is required to file reports used by the Massachusetts Department of Public Utilities to forecast long-range electrical power needs.

     In the event that the Bellingham Project loses its QF status, in addition to FPA and PUHCA regulation, NEA and the Bellingham Project would be subject to a wide range of state regulations applicable to Massachusetts "electric companies," including requirements for the filing of annual reports and approval by the Massachusetts Department of Public Utilities of any issuance of securities. Similarly, in the event that the Sayreville Project loses its QF status, in addition to FPA and PUHCA regulation, NJEA and the Sayreville Project could, depending upon the character and extent of the business activities of NJEA with respect to sales of electricity from the Sayreville Project, be subject to a wide range of state statutes and regulations applicable to New Jersey public utilities, which includes the ability of the New Jersey Board of Regulatory Commissions ("NJBRC") to fix the rates charged by NJEA for the sale of the electric energy generated by the Sayreville Project, the approval by the NJBRC of the issuance of securities by NJEA and the requirements for periodically furnishing to the NJBRC detailed reports of NJEA's finances and operations.

     Wheeling and Interconnection.   Under the FPA, FERC is authorized to
regulate the rates, terms and conditions for the transmission of electric energy in interstate commerce. This has been interpreted to mean that FERC has jurisdiction to prescribe the terms of and set the rates contained in agreements for the transmission of electric energy when the applicable transmission system is interconnected and capable of transmitting energy across a state boundary, even if the utility has no direct connection with another utility outside its state but is interconnected with another utility which in turn has interstate connections with other utilities. Accordingly, the rates to be paid by NEA to Boston Edison under the Boston Edison Interconnection Agreement are subject to the jurisdiction of FERC under the FPA. Boston Edison submitted the Boston Edison Interconnection Agreement to FERC on October 13, 1993. FERC accepted such filing and assigned it docket number PL 93-2-002; however, the terms thereof and rates thereunder remain subject to review by FERC. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS - Boston Edison Interconnection Agreement."

     FERC's authority under the FPA to require electric utilities to provide transmission service to Qualifying Facilities and other wholesale electricity procedures has been significantly expanded by the Policy Act. Pursuant to the Policy Act, the Partnerships may apply to FERC for an order requiring a utility to provide transmission services in order to transmit power to a wholesale purchaser. FERC may issue such an order if FERC determines that such order would promote the economically efficient transmission and generation of electricity, would be just and reasonable and not unduly discriminatory or preferential and otherwise would be in the public interest, provided that the reliability of the affected electric systems would not be unreasonably impaired. The Policy Act may enhance the Partnerships' ability to obtain transmission access necessary to sell electric energy or capacity to purchasers other than those with which the Partnerships presently have Power Purchase Agreements and NEA's ability to obtain transmission line access for electrical sales to Commonwealth and Montaup following the expiration of Commonwealth's and Montaup's access rights to Boston Edison's Medway Substation and interconnecting the Bellingham Project with Montaup and Commonwealth's respective grids. However, there is no assurance that FERC would issue any such order or that the rates for such transmission service would be economical for the Partnerships. The Policy Act may also result in greater competition among wholesale electric energy producers.

UTILITY INDUSTRY RESTRUCTURING

     State and federal regulators are in the process of a major examination of the organization of the electric utility industry, which is dominated by vertically integrated investor-owned utilities. In the spring of 1996, FERC promulgated its Order No. 888, an order containing significant policy initiatives designed at opening the market for generation of electricity to competition. In its order, FERC promulgated rules requiring utilities owning transmission facilities to file uniform, nondiscriminatory open access tariffs. These filings were made during the summer of 1996. The utilities themselves must use these tariffs for their wholesale sales. The order permits the utilities an opportunity to recover stranded costs (described below) associated with wholesale transmission. Additionally, FERC directed the regional power pools that control the major electric transmission networks to file uniform, non-discriminatory open access tariffs. Among the power pools that are subject to this mandate are the New England Power Pool ("NEPOOL") and the Pennsylvania-New Jersey-Maryland Interconnection ("PJM"), the two power pools that control transmission of electricity within the areas in which the Projects are located. Both NEPOOL and PJM filed proposals for open access tariffs prior to the FERC's deadline, December 3, 1996. As of the present, FERC has not approved either of the proposed tariffs. The Partnerships do not expect Order No. 888 to have a material impact on their ability to obtain access to transmission lines for electrical sales to those utilities with whom they have power purchase agreements.

     In the spring of 1996 FERC also issued its Order No. 889. This order requires utilities owning transmission to adopt procedures for an open-access same-time information system ("OASIS") that will make available, on a real-time basis, pertinent information concerning each transmission utility's services. The order also promulgated standards of conduct to ensure that the utilities functionally separate their transmission and wholesale power merchant functions to prevent self-dealing.

     In the spring of 1997, FERC issued its orders on rehearing of Order Nos. 888 and 889. In these orders FERC upheld the bulk of its rulings in Order Nos. 888 and 889, while making changes to a few of its rules to implement its open-access policies. Transmitting utilities are required to submit revised tariffs to FERC during the summer of 1997 to reflect FERC 's orders on rehearing.

     Congress is considering legislation to modify federal laws affecting the electric industry. Bills have been introduced in the current Congress to provide retail electric customers with the right to choose their power suppliers. Modifications of PUHCA and PURPA have also been proposed.

     Industry restructuring efforts are also underway in Massachusetts and New Jersey. Like the federal efforts, the principal announced goal of these restructuring initiatives is to open the electric generation market to increased competition. A principal source of controversy in these state initiatives concerns the ability of investor-owned utilities to recover so-called "stranded costs." These costs are those that are associated with utility-owned generating facilities and utility power purchase agreements that may become uneconomic in a truly competitive market for generation. Certain utilities have stated that they may have to incur significant losses if they are not able to recover all of these stranded costs. Both the Massachusetts Department of Public Utilities and the New Jersey Board of Public Utilities have stated that regulated utilities should be entitled to recover some or all of these costs, including any above-market costs related to their power purchase agreements, from their states' rate payers notwithstanding the emergence of competition in the generation market. These pronouncements are not binding at the present, and they are subject to future regulatory proceedings and actions by the legislatures of both states. Additionally, federal legislation has been proposed that may alter a state's ability to regulate the emerging competitive market and the recovery of stranded costs. While the Partnerships do not expect utility industry restructuring to result in any material adverse change to their Power Purchase Agreements, the impact of electrical industry restructuring on the companies that purchase power from the Partnerships is uncertain.

PERMIT STATUS

     The Partnerships believe that as of the date of this report all material permits required for the operation of the Projects have been obtained.

     The 1990 Amendments require states and the Federal government to implement certain measures that may affect the operation of the Projects. The State of New Jersey and the Commonwealth of Massachusetts are required to incorporate new, more stringent requirements into their plans for bringing the air quality in the areas in which the Projects are located into compliance with national air quality standards. These requirements could subject the Projects to additional limitations upon their emissions of nitrogen oxides ("NOx") and volatile organic compounds ("VOCs").

     With regard to NOx standards, as long as the Projects comply with their air permits, they will also meet the NOx standards currently established by Massachusetts and New Jersey. Although the adequacy of these standards has yet to be confirmed by the EPA, the Partnerships believe that the EPA is unlikely to disapprove of these standards or to impose emission limits more stringent than those in the Projects' permits. With regard to the VOC standards, the Massachusetts standards currently exempt facilities such as the Bellingham Project, and NEA believes that the EPA is unlikely to disapprove of this exemption. Although New Jersey has promulgated additional VOC regulations, such regulations will not apply to the Sayreville Project due to that Project's low VOC emissions.

     The 1990 Amendments also require each state to implement an operating permit program that incorporates all of a facility's Clean Air Act requirements into a single permit and that includes sufficient monitoring requirements to ensure compliance. In addition, states are authorized to impose fees of at least $25 per ton of air pollutants emitted by a facility, even if such emissions are within permitted limits. The Departments of Environmental Protection for each of New Jersey and Massachusetts are currently reviewing the operating permit applications for the Sayreville Project and the Bellingham Project and Carbon Dioxide Plant, respectively.

                    SUMMARY OF PRINCIPAL PROJECT AGREEMENTS

     The following is a summary of selected provisions of certain principal agreements related to the Projects and is not considered to be a full statement of the terms of such agreements. Accordingly, the following summaries are qualified by reference to each agreement and are subject to the terms of the full text of each agreement. Unless otherwise stated, any reference in this summary to any agreement shall mean such agreement and all schedules, exhibits and attachments thereto as amended, supplemented or otherwise modified and in effect as of the date hereof.

POWER PURCHASE AGREEMENTS

BELLINGHAM POWER PURCHASE AGREEMENTS

     Boston Edison I Contract

     The Power Purchase Agreement entered into by NEA and Boston Edison as of April 1, 1986 (the "Boston Edison I Contract"), provides for the sale to Boston Edison of 46% of the net power actually generated by the Bellingham Project.

     Term.   The Boston Edison I Contract extends for an initial term of 25 years expiring September 15, 2016, subject to earlier termination in accordance with its terms. Following the initial term, Boston Edison has the right to extend the Boston Edison I Contract for an additional five years upon six months written notice.

     Purchase and Delivery.   Pursuant to the Boston Edison I Contract, NEA is
obligated to deliver to Boston Edison, and Boston Edison is obligated to accept, a portion of the available capacity and hourly generation of the Bellingham Project equal to the ratio of 135 MW to the Net Electrical Capability of 290 MW of the Bellingham Project multiplied by 100% of the available capacity and hourly generation of the Bellingham Project, or 46% of the net power actually generated. Project output is dependent, among other things, on ambient temperatures, and is therefore subject to some variation. Whenever the Bellingham Project is operating above or below its Net Electrical Capability of 290 MW, the output sold to Boston Edison and other Bellingham Power Purchasers will be increased or reduced proportionately. Boston Edison has a right of first refusal, on terms to be agreed, to purchase a proportionate share based on its then current entitlement of any increased capacity resulting from an expansion of or addition to the Bellingham Project or from any other electricity generating facility on the Bellingham Site.

     Curtailment. Boston Edison has the right under the Boston Edison I Contract to refuse power from the Bellingham Project for up to 200 hours per year (in addition to its other curtailment rights described below). Boston Edison also has the right to interrupt, reduce or refuse to purchase electric energy and NEA has the right to interrupt, reduce or refuse to deliver electric energy in order to install equipment, make inspections or perform maintenance and repairs. In addition, Boston Edison has the right to curtail or interrupt the taking of electric energy for as long as reasonably necessary in the event of an emergency.

     Interconnection.   NEA has agreed to secure and pay all expenses of
interconnection for the delivery of electrical energy at the delivery point. While Boston Edison may, at its option, enter into transmission and interconnection agreements if necessary to ensure continued transmission and delivery of electrical energy, the expense and the risk of loss of such transmission are to be borne by NEA. All necessary interconnection agreements have been entered into. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS-Boston Edison Interconnection Agreement."

     Pricing.   The Boston Edison I Contract provides for a fixed capacity payment of 1.04 cents per kWh for all power delivered to Boston Edison plus an energy payment per kWh delivered equal to a percentage of the "Qualifying Facility Power Purchase Rate," which is a rate determined under Massachusetts law. It has been agreed that this percentage shall be 80% in each contract year through 2003, 75% from 2004 through 2007, 80% from 2008 through 2010, 85% in
2011 and 90% thereafter. If Boston Edison elects to exercise its right to extend the Boston Edison I Contract, the energy payment for the period of any such extension will be 100% of the Qualifying Facility Power Purchase Rate. The Boston Edison I Contract further provides that the minimum total payment for both energy and capacity to be received by NEA (in all cases whether or not such minimum amount is greater than the applicable percentage of the "Qualifying Facility Power Purchase Rate") shall not be less than 7.50 cents per kWh through 1997, after which the minimum payment becomes 6.50 cents per kWh until the end of the initial term. There is no minimum for any extension period. In 1996 the price per kWh was 7.50 cents. If, due to transmission constraints, Boston Edison must purchase power from NEA rather than a lower priced source, the purchase price for such power will be the lower price Boston Edison was forced to forego. However, such substitute rate is only available for up to 100 hours in any contract year.

     Energy Bank.   The Boston Edison I Contract provides for an Energy Bank,
and the Energy Bank balances under the contract are to be increased or decreased based upon a formula that prices power delivered to Boston Edison at its projected Avoided Cost, which is determined by reference to a fixed schedule specifying dollar amounts per kWh sold for each year of the Boston Edison I Contract.

     Contract Security.   The Boston Edison I Contract requires that
approximately 50% of all positive Energy Bank balances be supported by an irrevocable letter of credit, subject to a maximum letter of credit requirement of $54 million. NEA has granted Boston Edison a second mortgage (shared with Commonwealth and Montaup) on the Bellingham Project as further contract security.

     Qualifying Facility Status.   The Boston Edison I Contract does not require
that the Bellingham Project's QF status be maintained. However, NEA has warranted to Boston Edison that NEA will use its best efforts to maintain the Bellingham Project's QF status.

     Events of  Default and Remedies; Termination.   The occurrence of any one
or more of the following events constitutes an event of default under the Boston Edison I Contract and may result in termination of the Boston Edison I Contract and the exercise of other remedies by the non-defaulting party: (i) the dissolution or liquidation of either party; (ii) failure by either party to perform or observe any of the material terms of the Boston Edison I Contract, where such failure has not been cured within 45 days of notice thereof by the non-defaulting party or, where cure is not practicable within 45 days, cure has not been undertaken within 45 days and completed within a reasonable period not to exceed two years; (iii) certain events of bankruptcy or insolvency; (iv) the failure of NEA to deliver at least 591.3 million kWh of electricity per year

(equivalent to 135 MW at 50% capacity factor annually) to Boston Edison in each of two consecutive contract years, whether or not such failure is due to force majeure; and (v) either party contests the enforceability of the Boston Edison I Contract. In addition, Boston Edison may terminate the Boston Edison I Contract in the event of NEA's failure to pay costs and expenses, if any, associated with transmission services, filing fees, administrative costs and any interest accrued thereon in accordance with such contract.

     Boston Edison II Contract

     The Power Purchase Agreement entered into by NEA and Boston Edison as of January 28, 1988 (the "Boston Edison II Contract"), provides for the sale to Boston Edison of 29% of the net power actually generated by the Bellingham Project, subject to certain limitations described below.

     Term.   The Boston Edison II Contract extends for a term of 20 years expiring September 15, 2011, subject to earlier termination in accordance with its terms. The Boston Edison II Contract does not include any right to extend its term.

     Purchase and Delivery.   Pursuant to the Boston Edison II Contract, NEA is
obligated to deliver to Boston Edison, and Boston Edison is obligated to accept, a portion of the available capacity and hourly generation of the Bellingham Project equal to the ratio of 84 MW to the Net Electrical Capability of 290 MW of the Bellingham Project multiplied by 100% of the available capacity and hourly generation of the Bellingham Project, or 29% of the net power actually generated, not to exceed 68 MW during the Summer Period (June through September) or 92 MW during the Winter Period (October through May). The maximum delivery amount under the Boston Edison II Contract during any contract year is 735.84
million kWh (equivalent to 84 MW at 100% capacity factor annually).   Boston
Edison is not obligated to accept energy in excess of the amounts stated. Project output is dependent, among other things, on ambient temperatures, and is therefore subject to some variation. Whenever the Bellingham Project is operating above or below its Net Electric Capability of 290 MW, the output sold to Boston Edison and other Bellingham Power Purchasers will be increased or reduced proportionately subject to Boston Edison's maximum purchase obligations described above.

     Curtailment.   Boston Edison has the right under the Boston Edison II
Contract to interrupt, reduce or refuse to purchase electric energy, and NEA has the right to interrupt, reduce or refuse to deliver electric energy in order to install equipment, make inspections or perform maintenance and repair. Boston Edison also has the right to curtail or interrupt the taking of electric energy for as long as reasonably necessary in the event of an emergency.

     Interconnection.   NEA has agreed to pay all expenses of interconnection
for the delivery of electrical energy at the delivery point. All necessary interconnection agreements have been entered into. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS-Boston Edison Interconnection Agreement."

     Pricing.   The Boston Edison II Contract provides for fixed payments for all power delivered to Boston Edison averaging 4.50 cents per kWh in 1992, 4.84 cents per kWh in 1993, and rising thereafter at a fixed escalation rate of 7.5%
per year.   In 1996, this rate was 6.01 cents per kWh.

     Energy Bank.   Although the Boston Edison II Contract provides for an
Energy Bank, there is no liability remaining for the Energy Bank under the Boston Edison II Contract.

     Contract Security. NEA has granted Boston Edison a second mortgage (shared with Commonwealth and Montaup) on the Bellingham Project as contract security.

     Qualifying Facility Status.   The Boston Edison II Contract does not
require that the Bellingham Project's QF status be maintained. However, NEA has warranted to Boston Edison that NEA will use its best efforts to maintain the Bellingham Project's QF status.

     Events of Default and Remedies; Termination.   The occurrence of any one or
more of the following events constitutes an Event of Default under the Boston Edison II Contract and may result in termination of the Boston Edison II Contract and the exercise of other remedies by the non-defaulting party: (i) the dissolution or liquidation of either party; (ii) the failure by either party to perform or observe any of the material terms of the Boston Edison II Contract, where such failure has not been cured within 45 days of notice thereof by the non-defaulting party, or, where cure is not practicable within 45 days, cure has not been undertaken within 45 days and completed within a reasonable period not to exceed two years (subject to force majeure); (iii) certain events of bankruptcy and insolvency; (iv) the failure of NEA (other than due to the acts or omissions of Boston Edison) to deliver at least 367.92 million kWh of electricity per year (equivalent to 84 MW at 50% capacity factor annually) to Boston Edison in each of three consecutive contract years, whether or not such failure is due to force majeure, except that such failure shall not be an event of default if (x) on or before the final day of such three year period, NEA delivers to Boston Edison the report of an independent engineer stating that the Bellingham Project is expected to be generating electricity at or near its 290 MW Net Electrical Capability within 90 days, and (y) the Bellingham Project begins generating at such level within 90 days; and (v) either party contests the enforceability of the Boston Edison I Contract.

     Commonwealth I Contract

     The Power Purchase Agreement entered into by NEA and Commonwealth as of November 26, 1986 (the "Commonwealth I Contract"), provides for the sale to Commonwealth of 9% of the net power actually generated by the Bellingham Project.

     Term.   The Commonwealth I Contract extends for a term of 25 years expiring
September 15, 2016. The Commonwealth I Contract does not have any provision for extension of its term.

     Purchase and Delivery.   Pursuant to the Commonwealth I Contract, NEA is
obligated to sell and deliver to Commonwealth, and Commonwealth is obligated to accept, a portion of the available capacity and hourly generation of the Bellingham Project equal to the ratio of 25 MW to the Net Electrical Capability of 290 MW of the Bellingham Project multiplied by 100% of the available capacity and hourly generation of the Bellingham Project, or 9% of the net power actually generated. Project output is dependent, among other things, on ambient temperatures, and is therefore subject to some variation. Whenever the Bellingham Project is operating above or below its Net Electrical Capability of 290 MW, the output sold to Commonwealth and other Bellingham Power Purchasers will be increased or reduced proportionately. NEA has the right to withdraw the Bellingham Project from service and to cease to supply electricity to Commonwealth as necessary to perform any maintenance or repair of the Bellingham Project.

     Curtailment.   Commonwealth has the right under the Commonwealth I Contract to curtail or interrupt the taking of electricity when, in its reasonable judgment, such curtailment or interruption is needed or desirable in order to restore service on Commonwealth's system or those systems with which it is directly or indirectly connected or whenever any of such systems experience a system emergency.

     Pricing.   The Commonwealth I Contract provides for a payment per kWh for all power delivered to Commonwealth consisting of (i) a fixed capacity payment of 2.00 cents per kWh, (ii) an energy payment of 3.375 cents per kWh through December 31, 1998, and 2.70 cents per kWh thereafter, multiplied by the ratio of
(x) the actual price per barrel of Number 6 fuel oil to (y) a base price of $16.69 per barrel, and (iii) a production factor not to exceed plus or minus 0.4 cents, depending on the extent to which availability in the preceding year has exceeded or been less than 85%. The energy payment component of the foregoing price is subject to the floor price of at least 4.50 cents per kWh through December 31, 2000. The foregoing price is required to be paid for 99% of the kWh delivered to Commonwealth minus non-pool transmission facility losses. As a result of the foregoing formula, the price paid by Commonwealth will be influenced significantly by changes in the price of Number 6 fuel oil. During 1996, the average price per kWh under this contract was 6.78 cents.

     Contract Security.   NEA has granted Commonwealth a second mortgage (shared
with Boston Edison and Montaup) on the Bellingham Project as contract security.

     Qualifying Facility Status.   Commonwealth's obligations under the
Commonwealth I Contract were conditioned upon the Bellingham Project's being certified as a QF on the in-service date, which condition was satisfied. NEA has agreed to use its best efforts to maintain such status, and in the event that the QF status of the Bellingham Project is revoked, NEA has agreed to use its best efforts to regain the certification and both parties have agreed to continue to purchase and sell electrical power on the terms set forth in the Commonwealth I Contract (including those relating to price).

     Commonwealth II Contract

     The Power Purchase Agreement entered into by NEA and Commonwealth as of

August 15, 1988 (the "Commonwealth II Contract") provides for the sale to Commonwealth of 7% of the net power actually generated by the Bellingham Project.

     Term.   The Commonwealth II Contract extends for a term of 25 years expiring September 15, 2016. The Commonwealth II Contract does not have any provision for extension of its term.

     Purchase and Delivery.   Pursuant to the Commonwealth II Contract, NEA is
obligated to sell and deliver and Commonwealth is obligated to accept a portion of the available capacity and hourly generation of the Bellingham Project equal to the ratio of 21 MW to the Net Electrical Capability of 290 MW of the Bellingham Project multiplied by 100% of the available capacity and hourly generation of the Bellingham Project, or 7% of the net power actually generated. Project output is dependent, among other things, on ambient temperatures, and is therefore subject to some variation. Whenever the Bellingham Project is operating above or below its Net Electrical Capability of 290 MW, the output sold to Commonwealth and other Bellingham Power Purchasers will be increased or reduced proportionately. NEA has the right to withdraw the Bellingham Project from service and to cease to supply electricity to Commonwealth as necessary to perform any maintenance or repair to the Bellingham Project.

     Curtailment.   Commonwealth has the right under the Commonwealth II
Contract to curtail or interrupt the taking of electricity when, in its reasonable judgment, such curtailment or interruption is needed or desirable in order to restore service on Commonwealth's system or those systems with which it is directly or indirectly connected or whenever any of such systems experience a system emergency.

     Pricing.   The Commonwealth II Contract provides for fixed payments of 4.5 cents per kWh for all power delivered to Commonwealth in 1992 and 4.84 cents per kWh in 1993, rising thereafter at a fixed escalation rate of 7.5% per year, which are payable with respect to 99% of the kWh delivered to Commonwealth minus non-pool transmission facility losses. The rate per kWh in 1996 was 5.90 cents.

     Contract Security.   NEA's performance of the Commonwealth II Contract is
secured by a $1 million letter of credit to be maintained through September 15, 1998. NEA has granted a second mortgage (shared with Boston Edison and Montaup) on the Bellingham Project as further contract security.

     Qualifying Facility Status.   Commonwealth's obligations under the
Commonwealth II Contract were initially conditioned upon the Bellingham Project's being certified as a QF on the in-service date, which condition was satisfied. NEA has agreed to use its best efforts to maintain such status, and in the event that the Bellingham Project's QF status is revoked, NEA has agreed to use its best efforts to regain the certification and both parties have agreed to continue to purchase and sell power on the terms set forth in the Commonwealth II Contract (including those relating to price).

     Montaup Contract

     The Power Purchase Agreement entered into by NEA and Montaup as of October 17, 1986 (the "Montaup Contract") provides for the sale to Montaup of 9% of the net power actually generated by the Bellingham Project.

     Term.   The Montaup Contract extends for an initial term of 30 years expiring September 15, 2021, subject to earlier termination in accordance with its terms. The Montaup Contract will remain in effect thereafter until either party terminates the contract by giving the other party six months' written notice of such termination.

     Purchase and Delivery.   Pursuant to the Montaup Contract, NEA is obligated
to deliver to Montaup, and Montaup is obligated to accept, a portion of the available capacity and hourly generation of the Bellingham Project equal to the ratio of 25 MW to the Net Electrical Capability of 290 MW of the Bellingham Project multiplied by 100% of the available capacity and hourly generation of the Bellingham Project, or 9% of the net power actually generated. Project output is dependent, among other things, on ambient temperatures, and is therefore subject to some variation. Whenever the Bellingham Project is operating above or below its Net Electrical Capacity of 290 MW, the output sold to Montaup and other Bellingham Power Purchasers will be increased or reduced proportionately.

     Curtailment.   Montaup has the right under the Montaup Contract to refuse power for up to 200 hours per year, at its reasonable discretion, in addition to its other curtailment rights described below. Montaup has the right to interrupt, reduce or refuse to purchase electric energy, and NEA has the right to interrupt, reduce or refuse to deliver electric energy, in order to install equipment, make inspections or perform maintenance and repairs. In addition, Montaup has the right to curtail or interrupt the taking of electric energy for as long as reasonably necessary in the event of an emergency.

     Pricing.   The Montaup Contract provides for an energy payment per kWh for all power delivered to Montaup equal to 75% of Montaup's Qualifying Facility Power Purchase Rate (described below) in each year through 2000 and at least 75% but no more than 95% of such rate thereafter, dependent upon the balance in the Energy Bank in such year, together with an average fixed capacity payment of
1.04 cents per kWh, which is not subject to adjustment provided that peak-hour availability remains in excess of 80%. The Montaup Contract further provides that the minimum rate to be received by NEA is 6.50 cents per kWh through 2000, after which no minimum rate applies. The foregoing rates are payable in respect of 99% of the kilowatt hours delivered by NEA for sale to Montaup under the Montaup Contract. Montaup's Qualifying Facility Power Purchase Rate is a rate determined under state law based on Montaup's Avoided Cost of power production. If, due to transmission constraints, Montaup must purchase power from NEA rather than a lower priced source, then the purchase price for such power will be the lower price Montaup was forced to forego. However, this substitute rate is only available for up to 100 hours annually. During 1996, the payment per kWh under the Montaup Contract was 6.5 cents.

     Energy Bank.   The Montaup Contract provides for an Energy Bank, and the
Energy Bank balance under the Montaup Contract will be increased to the extent that the price paid by Montaup exceeds the greater of (i) Montaup's Qualifying Facility Power Purchase Rate and (ii) an Energy Bank floor rate. The Energy Bank floor rate is specified pursuant to a fixed schedule. Positive Energy Bank balances are reduced to the extent payments to NEA are less than the foregoing Energy Bank rates. Positive balances are subject to interest each month at the prime rate as established from time to time by the First National Bank of Boston.

     Contract Security.   The Montaup Contract requires NEA to deliver a letter
of credit to Montaup securing the payment of positive Energy Bank balances. However, under present circumstances the face amount of the letter of credit is not required to exceed $12.6 million or (if less) the remaining Energy Bank balance. In addition, NEA has granted Montaup a second mortgage (shared with Commonwealth and Boston Edison) on the Bellingham Project as further contract security.

     Qualifying Facility Status.   NEA has warranted to Montaup that as of the
date the Bellingham Project commenced operations, it would be a QF, and that should the Bellingham Project lose its QF status thereafter, NEA would use its best efforts to regain such status. Montaup is entitled to renegotiate the pricing provisions of the Montaup Contract in the event that the Bellingham Project's QF status is revoked.

     Breach of Contract and Remedies; Termination.   The Montaup Contract may be
terminated by the non-defaulting party upon the dissolution or liquidation of either NEA or Montaup, or upon the occurrence of certain events of bankruptcy or insolvency. In addition, Montaup is entitled to terminate the Montaup Contract upon NEA's failure to pay within 30 days of notice of such failure transmission fees, filing fees, administrative costs and any interest accrued thereon in accordance with such contract.

SAYREVILLE POWER PURCHASE AGREEMENT

     The Power Purchase Agreement entered into by JCP&L and NJEA as of October 22, 1987 (the "JCP&L Contract"), provides for the sale of 250 MW of power from the Sayreville Project.

     Term.   The JCP&L Contract extends for an initial term of 20 years expiring
August 13, 2011, and may be extended for an additional five year period upon written notice by JCP&L to NJEA, subject to the renegotiation of the price terms for any such extension.

     Purchase and Delivery.   Pursuant to the JCP&L Contract, NJEA is obligated
to deliver to JCP&L, and JCP&L is obligated to accept, the contract capacity of not less than 250 MW and up to 2.2 million MwH per year of associated energy (250 MW at 100% capacity factor annually) from the Sayreville Project throughout the term of the JCP&L Contract. JCP&L has certain rights, but not the obligation, to purchase certain energy produced by the Sayreville Project in excess of 250 MW per hour at a discounted price.

     Curtailment.   Pursuant to the JCP&L Contract, JCP&L has the right, for up to 200 hours annually during the period expiring August 13, 2001, and for 400 hours annually thereafter, to refuse electric power from the Sayreville Project, in any event on no more than 20 separate occasions annually, if conditions on the PJM Interconnected Power Pool system are such that generators of all PJM member utilities are required to reduce generation to minimum levels during periods of low load in accordance with applicable procedures. In addition, without affecting the number of hours during which JCP&L may refuse power under the circumstances described above, JCP&L may refuse power: (i) for up to 200 hours annually during off peak periods (provided that each such curtailment shall be for a minimum of six hours); (ii) when JCP&L deems such refusal to be in keeping with prudent utility practices or necessary to facilitate construction, installation, maintenance, repair or inspection of any of JCP&L's or NJEA's facilities or equipment, to maintain JCP&L's system integrity, or due to emergency, forced outages, potential overloading or force majeure and (iii) if NJEA's operation of the Sayreville Project endangers JCP&L personnel, until such dangerous condition is corrected.

     Interconnection.   NJEA has agreed to design, construct and provide during
the term of the JCP&L Contract all interconnection facilities and protective apparatus necessary to effect delivery of power to JCP&L's system pursuant to the JCP&L Contract, subject to JCP&L's approval and in accordance with its standards.

     Pricing.   The JCP&L Contract provides for payment to NJEA of: (i) a
variable energy payment referencing JCP&L's 1989 cost of gas, indexed to the cost of gas purchased by New Jersey utilities; (ii) a capacity payment that is made for power purchased during peak hours in peak season (approximately 1,800 hours per year); and (iii) a fixed energy payment. For the elapsed portion of the operating year commencing in August, 1994 (through July 1995), the average variable energy payment has been 2.296 cents per kWh, the capacity payment has been 6.41 cents per kWh and the average fixed energy payment has been 2.2 cents per kWh, for a total average payment of 5.85 cents per kWh. Commencing in July, 1994, and for each year thereafter, if average annual on-peak electricity generation is less than 85% of the average annual on-peak generation during the three preceding years, a penalty payment of 3.6 cents for each kWh of shortfall in average on-peak generation for such year will be due to JCP&L from NJEA.

     Energy Bank.   Although the JCP&L Contract provides for an Energy Bank,
there is no liability remaining for the Energy Bank under the JCP&L Contract.

STEAM SALES AGREEMENT

BELLINGHAM

     The Bellingham Project is adjacent to the Carbon Dioxide Plant, which is presently being leased by NEA to NECO pursuant to the NECO Lease. NEA sells steam to NECO for use in the Carbon Dioxide Plant pursuant to the Bellingham Steam Sales Agreement. The principal terms of the Bellingham Steam Sales Agreement and the NECO Lease are summarized below.

BELLINGHAM STEAM SALES AGREEMENT

     The Amended and Restated Bellingham Steam Sales Agreement dated as of December 21, 1990 between NEA and NECO (the "Bellingham Steam Sales Agreement") provides for the sale by NEA to NECO of a minimum of 60,000 lbs of steam per hour when the Bellingham Project is being fueled by 100% pipeline quality natural gas.

     Term.   The Bellingham Steam Sales Agreement extends for the same term as that of the NECO Lease described below, with automatic extension for any renewal period elected under the NECO Lease.

     Price.   The monthly base price payable by NECO to NEA for steam delivered under the Bellingham Steam Sales Agreement is $3.50 per thousand pounds of steam, subject to periodic adjustments based on the blended base prices for natural gas in the Bellingham and Sayreville ProGas Agreements. The minimum base price also is subject to adjustment for, among other things, liquidated damages as described below under "Minimum Output."

     Minimum Output.   Under the Bellingham Steam Sales Agreement, NEA has
agreed to deliver a minimum output of 60,000 pounds of steam per hour when the Bellingham Project is being fueled by 100% pipeline quality natural gas. All such steam deliveries are required to take place for at least 80% of the hours in each year, adjusted for excused downtime and subject to the force majeure provisions described below. In every fourth year of the Bellingham Steam Sales Agreement, the hourly percentage drops to 75% to allow for routine maintenance. In any operating year in which the minimum outputs are not met, NEA is obligated to pay liquidated damages for each hour of shortfall equal to the sum of the hourly cost of NECO's operating and maintenance expenses, property taxes and basic rent under the NECO Lease, each calculated as the annual charge for such expenses divided by 8,760 hours per year.

     NECO has contracted to purchase (during each hour that the Bellingham Project is in commercial operation using 100% pipeline quality natural gas) a minimum of 5% of the total energy output of the Bellingham Project. NECO is obligated to buy all of its steam from the Bellingham Project, subject to limited exceptions, and also is obligated to return all condensate to the Bellingham Project.


     Interconnection Obligations.   The Bellingham Steam Sales Agreement
provides that NEA is responsible for all auxiliary equipment and systems required to supply steam to the point of interconnection with the Carbon Dioxide Plant.

     Bellingham Lease of Carbon Dioxide Facility

     Term.   The NECO Lease, for the use of the Carbon Dioxide Plant and certain utilities, has an initial term of 15 years expiring June 1, 2007. The NECO Lease may be renewed at NECO's option for up to four subsequent five year periods, with such option to be exercised at the end of the initial term or any five year renewal period, as applicable. The NECO Lease may be terminated by NEA upon 30 days' written notice to NECO, subject to payment by NEA of any amounts that may be due to NECO as a result of certain rent adjustment provisions of the NECO Lease. The NECO Lease may also be terminated by NEA upon the occurrence of an event of default, as defined in the NECO Lease.

     Operation. The Carbon Dioxide Plant is operated by Westinghouse Services pursuant to a separate operating agreement between Westinghouse Services and NECO.

     Rent.   The basic rent payable by NECO to NEA pursuant to the NECO Lease is
$100,000 per month and is subject to adjustment based upon the monthly profits or losses realized by NECO in connection with the operation of the Carbon Dioxide Plant.

SAYREVILLE STEAM SALES AGREEMENT

     The Sayreville Project sells steam to Hercules pursuant to the Industrial Steam Sales Contract dated as of June 5, 1990 between NJEA and Hercules (the "Sayreville Steam Sales Agreement"). The Sayreville Steam Sales Agreement provides for the sale by NJEA to Hercules of up to an annualized maximum of 205,000 pounds of steam per hour when both gas turbines at the Sayreville Project are fully operational and up to a maximum of 100,000 pounds of steam per hour when only one gas turbine is fully operational.

     Term. The Sayreville Steam Sales Agreement extends for a term of 20 years expiring August 13, 2011, subject to automatic renewal for two consecutive five-year terms unless either party to the agreement gives written notice of its intent not to renew at least two years before the expiration of the then-current term.

     Price.   The monthly floor price payable by Hercules to NJEA for steam delivered under the Sayreville Steam Sales Agreement is $2.50 per thousand pounds of steam, subject to monthly escalation (which began in September, 1991) based on a national coal price index. After Hercules has purchased steam amounting to 205,000 pounds per hour on an annualized basis or purchased more than 230,000 pounds of steam per hour in any given hour, Hercules also is required to pay the fuel costs associated with the production of additional steam.

     Minimum Purchase Obligation.   Hercules is required, for any hour in which
it purchases steam, to purchase an hourly minimum of 30,000 pounds of steam, and a minimum of 415.8 million pounds of steam annually. Hercules is required to apply 378 million pounds of such steam to thermal uses, which will satisfy the minimum thermal use requirement for maintaining the Sayreville Project's QF status under PURPA. However, Hercules has no obligation to continue purchasing steam in the event that it closes its Parlin plant. NJEA is entitled to a minimum of 90 days advance notice of any such closure. NJEA has an option under the Sayreville Steam Sales Agreement to lease the Parlin plant site from Hercules in the event of any such closure. Pursuant to the Sayreville Steam Sales Agreement, the terms and conditions of any lease entered into pursuant to such option are subject to negotiation, except that the term of any such lease shall not be for a period that is less than the unexpired term of the Sayreville Steam Sales Agreement when the parties enter into such lease.

GAS PURCHASE AGREEMENTS

BELLINGHAM PROGAS AGREEMENT

     Quantities.   The Gas Purchase Contract dated as of May 12, 1988 between
NEA and ProGas (the "Bellingham ProGas Agreement") provides for the sale by ProGas to NEA of up to approximately 50,000 MMBtu of natural gas per day (the "Daily Bellingham Quantity"). If NEA fails to take 75% of the annualized Daily Bellingham Quantity in any contract year, then NEA is required to purchase additional gas in the following contract year to make up any such deficiency. If NEA fails to purchase such required quantities in any year, ProGas has the right to bill NEA monthly for interest at the rate of the then current Canadian Imperial Bank of Commerce prime rate plus 2% on the contract price that would have been payable in respect of the shortfall amount. Further, following any such year in which NEA fails to take such percentage of the annualized Daily Bellingham Quantity, ProGas has the right to renegotiate the Daily Bellingham Quantity unless NEA was unable to take the required amount due to the temporary inability of the Bellingham Project to utilize the gas supplies.

     Term.   The term of the Bellingham ProGas Agreement expires November 1,
2013.

     Delivery Point.   Gas delivered by ProGas under the Bellingham ProGas
Agreement is delivered to the Import Point at Niagara Falls, Ontario/Niagara Falls, New York. For a description of transportation arrangements for such gas from the Import Point to the Bellingham Project, see "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS-Gas Transportation and Storage Agreements."

     Price.   The price payable by NEA for gas delivered under the Bellingham
ProGas Agreement is determined by reference to a "base price" escalated from U.S. $2.7665 per MMBtu as of January 1, 1990. The base price, as theretofor escalated, was further increased by $.038 per Mcf, effective December 1, 1994. Escalation of the "base price" is determined by reference to the escalation rates in the Power Purchase Agreements for both the Bellingham and Sayreville Projects. The "base price" for approximately 70% of the contract quantities is escalated using the weighted average of (i) the fixed escalators applicable to Bellingham's fixed price power sales, and (ii) the changes in fuel prices that determine escalation of price under Bellingham's Avoided Cost contracts. The remaining 30% of the contract quantities have a "base price" adjusted annually by the change in the cost of natural gas purchased by New Jersey electric utilities as reported in FERC Form 423.

     The actual billings to NEA by ProGas are developed through the use of a two-part rate structure, consisting of a monthly demand charge and a commodity charge. The monthly demand charge is the sum of (i) the monthly demand toll per Mcf charged by ProGas as approved by the Alberta Petroleum Marketing Commission, (ii) the monthly demand toll per Mcf charged by NOVA to ProGas as approved by the Alberta Public Utility Board and (iii) the monthly demand toll per Mcf charged by TransCanada as determined by Canada's National Energy Board. Payments pursuant to this monthly demand charge are payable regardless of the actual volume of gas delivered under the Bellingham ProGas Agreement.

     The price of gas sold pursuant to the Bellingham ProGas Agreement will be adjusted in the event that (i) the Sayreville Project has ceased to operate for a period of six consecutive months and (ii) as a result of such interruption in use, ProGas is not selling gas under the Sayreville ProGas Agreement on a monthly basis at least equal to 65% of the Daily Sayreville Quantity (as defined below). The price adjustment will be subject to an escalator based on natural gas costs as determined by FERC and the pricing provisions contained in the Sayreville ProGas Agreement. Pursuant to an amendment to the Bellingham ProGas Agreement dated July 30, 1993, in any contract year commencing on or after November 1, 2001, the contract pricing also is subject to renegotiation or arbitration if the contract prices do not track comparable long- term service contracts then prevailing. Any arbitration conducted between November 1, 2001 and October 31, 2006 cannot result in an adjustment which reduces NEA's projected net operating cash flow after debt service by 10% or more of the average net cash flow after debt service for the prior three years. Any arbitration conducted between November 1, 2006 and the end of the term cannot result in an adjustment which increases or reduces NEA's projected net operating cash flow after debt service by 10% or more of the average net cash flow after debt service for the prior three years.

SAYREVILLE GAS PURCHASE AGREEMENTS

     Sayreville ProGas Agreement

     Quantities.   The Gas Purchase Contract dated as of May 12, 1988 between
NJEA and ProGas (the "Sayreville ProGas Agreement") provides for the sale by ProGas to NJEA of up to approximately 23,000 MMBtu of natural gas per day (the "Daily Sayreville Quantity"). If NJEA fails to take 75% of the annualized Daily Sayreville Quantity in any contract year, then NJEA is required to purchase additional gas in the following contract year to make up any such deficiency.
If NJEA fails to purchase such required quantities in any year, ProGas has the right to bill NJEA monthly for interest at the rate of the then current Canadian Imperial Bank of Commerce prime rate plus 2% on the contract price that would have been payable in respect of the shortfall amount. Further, following any such year in which NJEA fails to take such percentage of the annualized Daily Sayreville Quantity, ProGas has the right to renegotiate the Daily Sayreville Quantity unless NJEA was unable to take the required amount due to the temporary inability of the Sayreville Project to utilize the gas supplies.

     Term.   The term of the Sayreville ProGas Agreement expires November 1,
2013.

     Delivery Point.   Gas delivered by ProGas under the Sayreville ProGas
Agreement is delivered to the Import Point at Niagara Falls, Ontario/Niagara Falls, New York. For a description of transportation arrangements for such gas from the Import Point to the Sayreville Project see "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS - Gas Transportation and Storage Agreements."

     Price.   The price payable by NJEA for gas delivered under the Sayreville
ProGas Agreement is determined by reference to a "base price" escalated from U.S. $2.7665 per MMBtu as of January 1, 1990. The base price, as theretofor escalated, was further increased by $.038 per Mcf, effective December 1, 1994. Escalation of the "base price" is at the same rate as the escalation rates in the JCP&L contract. Such escalation rate is adjusted annually by the change in the cost of natural gas purchased by New Jersey electric utilities as reported in FERC Form 423.

     The actual billings to NJEA by ProGas are developed through the use of a two-part rate structure consisting of a monthly demand charge and a commodity charge. The monthly demand charge is the sum of (i) the monthly demand toll per Mcf charge by ProGas as approved by the Alberta Petroleum Marketing Commission,
(ii) the monthly demand toll per Mcf charged by NOVA to ProGas as approved by the Alberta Public Utility Board and (iii) the monthly demand toll per Mcf charged by TransCanada as determined by the National Energy Board of Canada. Payments pursuant to this monthly demand charge are payable regardless of the actual volume of gas delivered under the Sayreville ProGas Agreement.

     The commodity charge is the difference between the unitized monthly demand charge and the then applicable "base price." The commodity charge is applied to volumes of gas actually delivered under the Sayreville ProGas Agreement.

     The price of gas sold pursuant to the Sayreville ProGas Agreement will be adjusted in the event that (i) the Bellingham Project has ceased to operate for a period of six consecutive months and (ii) as a result of such interruption in use, ProGas is not selling gas under the Bellingham ProGas Agreement on a monthly basis at least equal to 65% of the Daily Bellingham Quantity. The price adjustment will be subject to an escalator based on natural gas costs as determined by FERC and the pricing provisions contained in the Bellingham ProGas Contract. Pursuant to an amendment to the Sayreville ProGas Agreement dated July 30, 1993, in any contract year commencing on or after November 1, 2001, the contract pricing is subject to renegotiation or arbitration if the contract prices do not track comparable long-term service contracts then prevailing. Any arbitration conducted between November 1, 2001 and October 31, 2006 cannot result in an adjustment which reduces NJEA's projected net operating cash flow after debt service by 10% or more of the average net cash flow after debt service for the prior three years. Any arbitration conducted between November 1, 2006 and the end of the term cannot result in an adjustment which increases or reduces NJEA's projected net operating cash flow after debt service by 10% or more or the average net cash flow after debt service for the prior three years.

     PSE&G Contract

     The Gas Purchase and Sales Agreement dated as of May 4, 1989 between NJEA and PSE&G (the "PSE&G Contract"), provides for the sale by PSE&G to NJEA of a maximum daily sales quantity of 25,000 dekatherms of gas and also provides for certain gas transportation services.

     Transportation Service.   PSE&G transports for NJEA all of the fuel
required to operate the Sayreville Project (from points originating in PSE&G's service territory to the delivery point at the Sayreville Project), including all gas purchased by NJEA from ProGas, gas purchased on the open market and gas delivered from storage. NJEA may deliver to PSE&G for transport to the Sayreville Project up to 32,500 dekatherms of gas per day purchased from sources other than PSE&G, and PSE&G is required to re-deliver an equal quantity to the Sayreville Project. In the event that NJEA delivers to PSE&G for transport in any calendar month an amount less than the amount re-delivered by PSE&G to the Sayreville Project in such calendar month and NJEA fails to correct the resulting imbalance in the immediately following month, then PSE&G may sell to NJEA a quantity of gas equal to up to 10% of the gas used by NJEA in the month of the imbalance at a price equal to the commodity charge under the PSE&G Contract plus a penalty fee of three times the "service charge" discussed below.

     Term.   The term of the PSE&G Contract is 20 years expiring August 12,
2011.  The PSE&G Contract does not include any renewal provision.

     Price.   The monthly price payable by NJEA to PSE&G for gas sold under the
PSE&G Contract equals the sum of (i) a "customer charge" (indexed to the Implicit Price Deflator of GNP as published by the United States Department of Commerce, Bureau of Economic Analysis in its "Survey of Current Business") initially set in 1990 at $86 per month and adjusted annually as of the first calendar day of each succeeding year, (ii) a "commodity charge" per dekatherm sold by PSE&G to NJEA based upon the average costs incurred by PSE&G in acquiring gas during such month, (iii) a "service charge" (indexed to the weighted average change in PSE&G's natural gas rates as approved by the New Jersey Board of Public Utilities) initially set in 1990 at $0.30 per dekatherm delivered, and (iv) a "loss and shrinkage charge" equal to 1.5% of the monthly "commodity charge." The monthly price payable by NJEA to PSE&G under the PSE&G Contract for the transportation of gas purchased by NJEA from gas suppliers other than PSE&G is the product of the number of dekatherms of gas transported multiplied by the monthly "service charge" described in clause (iii) above.
NJEA may elect to renegotiate the sales price under the PSE&G Contract if the actual price charged thereunder to NJEA in any one-year period ending on October 31 exceeds the comparable average gas cost incurred by New Jersey electric utilities by 15%. Conversely, if such price is less than 85% of the comparable average gas cost incurred by New Jersey electric utilities, then PSE&G may elect to renegotiate the sales price. To date, actual prices have not fallen above or below this range. If NJEA and PSE&G are unable to renegotiate the sales price, the parties may elect to terminate the sales provisions contained in the PSE&G Contract without terminating the transportation provisions contained therein. During 1996, the "customer charge" was approximately $97 per month, the "commodity charge" was approximately $2.71 per MMBtu, and the "service charge" was approximately $.33 per MMBtu.

     Quantity.   All quantities specified in the PSE&G Contract, upon 30 days'
written notice to PSE&G, may be adjusted by NJEA to reflect changes in the percentage of gas that is retained by Canadian or U.S. pipelines transporting gas for NJEA in order to provide the Sayreville Project with the same delivered quantity as existed prior to such changes.

     Service Interruption. PSE&G may interrupt sales and transportation service to the Sayreville Project when the mean daily temperature forecast for Newark, New Jersey is 22(degrees)F or below. On such days, PSE&G may retain the gas supplies tendered to it by NJEA. This occurred on 16 days during 1996. At NJEA's election, PSE&G will offer Extended Gas Service on such days, unless the temperature forecast is 14(degrees)F or below. In the latter case PSE&G may curtail all service to NJEA and the Sayreville Project may not be able to operate. This occurred on two days during 1996. The price of Extended Gas Service is based upon the cost to PSE&G of propane supplies delivered to its processing facilities plus a mark-up. During 1996, NJEA purchased 769,372 MMBtu of Extended Gas Service supplies at an average price of $7.75 per MMBtu.

     In exchange for the right to retain NJEA's gas supplies on those certain peak days described above, PSE&G pays a demand charge to NJEA (the "Peak Gas Service Credit") which is indexed to demand charges paid by NJEA for the transportation and storage of its supplies in the U.S. The Peak Gas Service Credit is subject to a floor of 37% of the PSE&G "service charge" and a cap of 68% of the "service charge." During 1996, PSE&G paid NJEA over $2.1 million in
Peak Gas Service Credits.   In addition, PSE&G pays NJEA for gas retained
according to a formula which prices these supplies at the greater of the PSE&G "commodity charge" or an amount which is the lesser of the market price of fuel oil per MMBtu or PSE&G's propane cost per MBtu. During 1996, PSE&G retained 489,582 MMBtu at an average price of $4.55 per MMBtu.

     NJEA has a right to elect in advance to purchase additional gas during the period commencing November 1 and ending March 31 up to a specified amount. NJEA has never elected to purchase any additional amounts under the provision.

GAS TRANSPORTATION AND STORAGE AGREEMENTS

     The following table identifies the Long-term Gas Transportation Agreements and Long-term Gas Storage Agreements and sets forth certain information with respect thereto. Although the pricing provisions contained in the table below are based on current tariffs filed with FERC, such tariffs are subject to change upon application by the respective transporters and approval by FERC. The Long-term Gas Storage Agreements provide contractual arrangements for the storage of limited volumes of gas with third parties for future delivery to the Projects.

NEA--TRANSPORTATION AGREEMENTS

                                                       CONTRACT
GAS TRANSPORTER AND                MAXIMUM DAILY       EXPIRATION
AGREEMENTS                           QUANTITY          DATE            PRICING TERMS(1)
----------                           --------          ----            ----------------

CNG Transmission                  48,817 Dth         November 1,      Demand Charge per Dth:
Corporation                                          2001             $4.9353
Firm Gas Transportation                                               Commodity Charge:
Agreement                                                             $0.0175 + ACA Surcharge
Rate Schedule X-71                                                    Fuel Retention: 0%

CNG Transmission                  1,654 Dth Winter   March 31, 1999   Demand Charge per Dth:
Corporation                         828 Dth Summer                    $4.9353
Firm Gas Transportation                                               Commodity Charge:
Agreement                                                             $0.0175 + ACA Surcharge
Rate Schedule F-T                                                     Fuel Retention: 0%

Transcontinental Gas              50,508 Dth         October 31,      Demand Charge per
Pipe Line Corporation                                2006             Mcf: $5.0034
Firm Gas Transportation                                               Commodity Charge:
Agreement                                                             $0.0055 + ACA Surcharge
Rate Schedule X-320                                                   Fuel Retention: .75%

Algonquin Gas                     62,000 Dth         December 1,      Demand Charge per Dth:
Transmission Company                                 2016             $12.0679 + GRI
Firm Gas Transportation                                               Surcharge
Agreement(2)                                                          Commodity Charge:
Rate Schedule AFT-1/X-35                                              $0.00 + ACA & GRI
                                                                      Surcharges
                                                                      Fuel Retention:
                                                                      Nov. - Apr. 0.95%
                                                                      Apr. - May 0.46%
                                                                      Jun. - Sep. 0.23%
                                                                      Sept. - Oct. 0.51%

CNG Transmission                  14,000 Dth         March 31, 2012   Demand Charge per Dth:
Corporation                                                           $2.232
Firm Gas Storage                                                      Commodity Charge:
Agreement                                                             $0.00
Rate Schedule FT-GSS II                                               Withdrawal Fuel
                                                                      Retention: 2.5%

Texas Eastern                     14,000 Dth         March 31, 2012   Demand Charge per Dth:
Transmission Corporation                                              $5.4040
Firm Gas Transportation                                               Commodity Charge:
Agreement                                                             $0.00 + ACA Surcharge
Rate Schedule FTS-5                                                   Fuel Retention: 0%

--------------------------------
(1) ACA means Annual Charge Adjustments billed by FERC. GRI means Gas Research Institute. Algonquin Gas Transmission Company's rate is subject to reduction pending the results of the Company's limited NGA Section 4 filing made March 29, 1996. Transcontinental Gas Pipeline Corporation's rates are subject to reduction in FERC Docket No. RP95-197.

NJEA--TRANSPORTATION AGREEMENTS

                                            CONTRACT
GAS TRANSPORTER AND        MAXIMUM DAILY    EXPIRATION
AGREEMENTS                   QUANTITY       DATE              PRICING TERMS(1)
----------                   --------       ----              ----------------

CNG Transmission           22,019 Dth        November 1,        Demand Charge per Dth:
Corporation                                  2011               $4.9353
Firm Gas Transportation                                         Commodity Charge:
Agreement                                                       $0.0175 + ACA
Rate Schedule X-70                                              Surcharge
                                                                Fuel Retention: 0%

CNG Transmission           746 Dth Winter    March 31, 1999     Demand Charge per Dth:
Corporation                372 Dth Summer                       $4.9353
Firm Gas Transportation                                         Commodity Charge:
Agreement                                                       $0.0175 + ACA
Rate Schedule F-T                                               Surcharge
                                                                Fuel Retention: 0%

Transcontinental Gas       22,790 Mcf        October 31,        Demand Charge per
Pipe Line Corporation                        2006               Mcf: $5.0034 + GRI
Firm Gas Transportation                                         Surcharge
Agreement                                                       Commodity Charge:
Rate Schedule X-319                                             $0.0053 + ACA & GRI
                                                                Surcharges
                                                                Fuel Retention: .75%
                                            CONTRACT
GAS TRANSPORTER AND         MAXIMUM DAILY   EXPIRATION
 AGREEMENTS                   QUANTITY      DATE              PRICING TERMS(1)
-----------                   --------      -----             ---------------

Public Service Electric    32,500 Dth        August 12, 2011    Commodity Charge:
& Gas Company                                                   $0.32928
Firm Gas Transportation                                         Fuel Retention: 0%
Agreement

CNG Transmission           10,508 Dth        March 31, 2012     Demand Charge per Dth:
Corporation                                                     $2.232
Firm Gas Storage                                                Commodity Charge:
Agreement                                                       $0.00
Rate Schedule FT-GSS II                                         Withdrawal Fuel
                                                                Retention: 2.5%

Texas Eastern              10,508 Dth        March 31, 2012     Demand Charge per Dth:
Transmission                                                    $5.4040 + Transmission
Corporation                                                     Commodity Charge:
Firm Gas Transportation                                         $0.00 + ACA Surcharge
Agreement                                                       Fuel Retention: 0%
Rate Schedule FTS-5

------------------------------------------

/(1)/ ACA means Annual Charge Adjustments billed by FERC. GRI means Gas Research Institute.

NEA--STORAGE AGREEMENTS

                                                        CONTRACT
GAS TRANSPORTER AND            MAXIMUM DAILY            EXPIRATION
AGREEMENTS                       QUANTITY               DATE                    PRICING TERMS(1)
----------                      ----------              -----                   -----------------

CNG Transmission            Withdrawal: 14,000 Dth       March 31, 2012          Demand Charge per
Corporation                 Injection: 10,000 Dth                                Dth: $3.4354
Firm Gas Storage            Capacity: 1,400,000 Dth                              Capacity Charge:
                                                                                 $0.0317
Agreement                                                                        Withdrawal Charge:
Rate Schedule GSS II                                                             $0.0238 + ACA
                            Surcharge
                                                                                 Injection Charge:
                                                                                 $0.0214
                                                                                 Injection Fuel
                                                                                 Retention: 2.25%

NJEA--STORAGE AGREEMENTS
                                                        CONTRACT
GAS TRANSPORTER AND            MAXIMUM DAILY            EXPIRATION
AGREEMENTS                       QUANTITY               DATE                    PRICING TERMS(1)
----------                       --------               ----                    -----------------

CNG Transmission            Withdrawal: 10,508 Dth       March 31, 2012          Demand Charge per
Corporation                 Injection: 7,506 Dth                                 Dth: $3.4354
Firm Gas Storage            Capacity: 1,050,800 Dth                              Capacity Charge:
                                                                                 $0.0317
Agreement                                                                        Withdrawal Charge:
Rate Schedule GSS II                                                             $0.0238 + ACA
                                                                                 Surcharge
                                                                                 Injection Charge:
                                                                                 $0.0214
                                                                                 Injection Fuel
                                                                                 Retention: 2.25%

-------------------------------------
/(1)/ ACA means Annual Charge Adjustments billed by FERC. GRI means Gas Research Institute.

OPERATIONS AND MAINTENANCE AGREEMENTS

BELLINGHAM OPERATIONS AND MAINTENANCE AGREEMENT

     The Second Amended and Restated Operations and Maintenance Agreement for the Bellingham Plant dated as of June 28, 1989, as amended, between NEA and Westinghouse Electric (the "Bellingham O&M Agreement"), provides for the operation and maintenance by Westinghouse Services of the Bellingham Project.

     Term.   The term of the Bellingham O&M Agreement extends for an initial term of 10 years expiring September 15, 2001. The Operator has agreed, pursuant to a letter agreement with NEA dated as of June 23, 1993, to enter into a successor agreement for a term of ten years, with payments to be made to the Operator for certain services on a fixed-price basis, with major maintenance and certain other items on a cost-plus basis. Subject to negotiation of certain terms by the parties, the Bellingham O&M Agreement also may be extended on a fixed price basis.

     Basic Obligations.   The Operator has agreed to provide all operations and
maintenance services, including scheduled major maintenance, together with all personnel, spare parts and consumables necessary in order to operate and maintain the Bellingham Project, including all services necessary or advisable to use, operate and maintain the Bellingham Project in good operating condition and in compliance with (i) the Bellingham Project Documents, (ii) all insurance policies relating to the Bellingham Project, (iii) the procedures established in the operation and maintenance manuals provided pursuant to the construction contract for the Bellingham Project, or applicable industry guidelines, (iv) all applicable prudent industry practices and standards, (v) vendor and manufacturer requirements or conditions, as applicable, (vi) the standards set forth in the NEPOOL Agreement, (vii) the operating and maintenance procedures established by the Operator in accordance with the Bellingham O&M Agreement, and (viii) any and all governmental approvals, licenses or permits associated with the Bellingham Project.

     Compensation.   For the initial term, NEA has agreed to pay the Operator a monthly fee (the "Bellingham O&M Fee") of $435,417 (in 1990 dollars), subject to a biannual escalation each January and July calculated on the basis of certain national indices for the cost of labor, materials and producer prices. The Bellingham O&M Fee for the month ended December 31, 1996 was $512,986.

     Performance Guarantees.   The Bellingham O&M Agreement specifies certain
guaranteed performance levels for the Bellingham Project, including but not limited to (i) guaranteed electrical output of approximately 300 MW of capacity, adjusted for variations from standard operating conditions and excused downtime and by 3% per annum for plant degradation, at 90% average availability, when the Bellingham Project is being fueled by natural gas, (ii) guaranteed electrical output of approximately 300 MW of capacity, adjusted for variations from standard operating conditions and excused downtime, at 83% average availability, when the Bellingham Project is burning a combination of natural gas and fuel oil, (iii) guaranteed steam output of not less than 5% of the energy output of the Bellingham Project, (iv) guaranteed fuel consumption, as adjusted to reflect variations from standard conditions, not in excess of certain agreed upon levels with an affirmative obligation to correct inefficiencies and, in certain circumstances, to reimburse excess fuel costs, and (v) a guarantee that emissions will not exceed certain agreed upon levels, with remediations the sole liability in the event of failure to maintain such levels.

     Liquidated Damages.   The Operator has agreed to pay liquidated damages to
NEA in the following amounts for shortfalls in the annual (adjusted) number of MWh produced below the guaranteed performance levels described above: (i) $15 per Mh for the first 100,000 MWh of shortfall, (ii) $33 per MWh for the second 100,000 MWh of shortfall, and (iii) $50 per MWh for all additional MWh of shortfall. Aggregate liquidated damages are subject to a maximum cumulative liability of the Operator (excluding certain indemnities) of $9 million in any operating year, and $60 million over the initial term of the Bellingham O&M Agreement. During any extension period, the maximum liability of the Operator under the Bellingham O&M Agreement is reduced to $3 million (in 1993 dollars) in any operating year.

     Bonus Payment.   In the event that the amount of energy generated by the
Bellingham Project exceeds the guaranteed electrical output, as adjusted for certain specified excused outages and seasonal variations from standard operating conditions, NEA has agreed to pay to the Operator the following amounts as a bonus for each MWh of energy generated in excess of the guaranteed levels: (i) $5 per MWh for the first 25,000 MWh of excess, (ii) $10 per MWh for the second 25,000 MWh of excess, and (iii) $15 per MWh for all additional MWh of excess. During any extension period beyond the initial term of the Bellingham O&M Agreement, heat rate bonuses will be payable based upon actual heat rates in each year, subject to a maximum annual bonus of $1 million (in 1993 dollars).

     Energy Bank.   In the event that any Power Purchaser draws against any
letter of credit supporting the Energy Bank balances under its Power Purchase Agreement solely as a result of the Operator's actions or omissions, the Operator is obligated to refund the amount of such drawing to NEA.

     Right to Suspend Performance for Loss of Qualifying Facility Status.    In
the event that the Bellingham Project is operated in a manner that would result in the loss of its QF status if such operation were to be continued, and such projected loss is confirmed by an independent engineer, NEA has agreed to take reasonable steps to ensure that operating practices will maintain such QF status. Under certain circumstances relating to a potential or actual loss of QF status, the Operator may suspend performance under the Bellingham O&M Agreement and find a replacement operator. See "REGULATION-Energy Regulation."

SAYREVILLE OPERATIONS AND MAINTENANCE AGREEMENT

     The Amended and Restated Operations and Maintenance Agreement for the Sayreville Plant dated as of June 28, 1989, as amended, between NJEA and Westinghouse Electric (the "Sayreville O&M Agreement") provides for the operation and maintenance by Westinghouse Services of the Sayreville Project.

     Term.   The term of the Sayreville O&M Agreement extends for an initial term of ten years expiring September 15, 2001. The Operator has agreed, pursuant to a letter agreement with NJEA dated June 23, 1993, to enter into a successor agreement for a term of ten years, with payments to be made to the Operator for certain services on a fixed price basis, with major maintenance and certain other items on a cost-plus basis. Subject to negotiation of terms by the parties, the Sayreville O&M Agreement also may be extended on a fixed price basis.

     Basic Obligations.   The Operator has agreed to provide all operations and
maintenance services, including scheduled major maintenance together with all personnel, spare parts and consumables necessary in order to efficiently operate and maintain the Sayreville Project, including all services necessary or advisable to use, operate and maintain the Sayreville Project in good operating condition and in compliance with (i) the Sayreville Project Documents, (ii) all insurance policies relating to the Sayreville Project, (iii) the procedures established in the operation and maintenance manuals provided pursuant to the construction contract for the Sayreville Project, or applicable industry guidelines, (iv) all applicable prudent industry practices and standards, (v) vendor and manufacturer requirements or conditions, as applicable, (vi) all applicable requirements and guidelines adopted by PJM interconnected power pool, including the PJM Agreement, (vii) the operating and maintenance procedures established by the Operator in accordance with the Sayreville O&M Agreement, and
(viii) any and all governmental approvals, licenses or permits associated with the Sayreville Project.

     Compensation.   For the initial term, NJEA has agreed to pay the Operator a monthly fee (the "Sayreville O&M Fee") of $493,750 (in 1990 dollars), subject to a biannual escalation each January and July calculated on the basis of certain national indices for the cost of labor, materials and producer prices. The Sayreville O&M Fee for the month ended December 31, 1996 was $581,712.

     Performance Guarantees.   The Sayreville O&M Agreement specifies certain
guaranteed performance levels for the Sayreville Project, including but not limited to (i) guaranteed electrical output of 90% of approximately 275 MW of capacity, adjusted for variations from standard operating conditions and excused downtime and by 3% per annum for plant degradation, during on-peak hours (8:00 a.m. to 8:00 p.m. Monday through Friday, December through February and June through September excluding holidays), (ii) guaranteed electrical output of 85% of approximately 275 MW of capacity, adjusted for variations from standard operating conditions, during off-peak hours, (iii) guaranteed steam output of not less than 5% of the energy output of the Sayreville Project, (iv) guaranteed fuel consumption, as adjusted to reflect variations from standard conditions, not in excess of certain agreed upon levels with an affirmative obligation to correct inefficiencies and, in certain circumstances, to reimburse excess fuel costs, and (v) a guarantee that emissions will not exceed certain agreed upon levels, with remediation as sole liability in the event of failure to maintain such levels.

     Liquidated Damages.   The Operator has agreed to pay liquidated damages to
NJEA in the following amounts for shortfalls in the annual (adjusted) number of kWh produced below the guaranteed performance levels: (i) 1.5 cents per kWh of off-peak shortfall, (ii) 2 cents per kWh of on-peak shortfall for the first three years of the contract and (iii) if on-peak output thereafter is less than 85% of average actual output during the preceding 3 years and NJEA is obligated to pay liquidated damages in respect of such shortfall under the JCP&L Contract,
3.6 cents per kWh of shortfall below 85% to the extent of NJEA's liquidated damages obligation to JCP&L. Aggregate liquidated damages are subject to a maximum cumulative liability of the Operator (excluding certain indemnities) of $9 million in any operating year, and $60 million over the initial term of the Sayreville O&M Agreement. During any extension period, the maximum liability of the Operator under the Sayreville O&M Agreement is reduced to $3 million (in 1993 dollars) in any operating year.

     Bonus Payments.   In the event that the amount of energy generated by the
Sayreville Project during on-peak hours exceeds the guaranteed electrical output, as adjusted for certain specified excused outages and seasonal variations from standard operating conditions, NJEA has agreed to pay to the Operator a bonus for energy generated during such hours in excess of the guaranteed levels of 3.0 cents per kWh. In the event that the amount of energy generated by the Sayreville Project during off-peak hours exceeds the guaranteed electrical output, as adjusted for certain specified excused outages and seasonal variations from standard operating conditions, NJEA has agreed to pay to the Operator a bonus for energy generated during such hours in excess of guaranteed levels of 0.3 cents per kWh. During any extension period beyond the initial term of the Sayreville O&M Agreement, heat rate bonuses will be payable based upon actual heat rates in each year, subject to a maximum annual bonus of $1 million (in 1993 dollars).

     Right to Suspend Performance for Loss of Qualifying Facility Status.   In
the event that the Sayreville project is operated in a manner that would result in the loss of its QF status if such operation were to be continued, and such projected loss is confirmed by an independent engineer, NJEA has agreed to take reasonable steps to ensure that operating practices will maintain such QF status. Under certain circumstances relating to a potential or actual loss of QF status, the Operator may suspend its performance under the Sayreville O&M Agreement and find a replacement operator. See "REGULATION-Energy Regulation."

BOSTON EDISON INTERCONNECTION AGREEMENT

     The Amended and Restated Interconnection Agreement between Boston Edison and NEA dated September 24, 1993 (the "Boston Edison Interconnection Agreement") provides for the electrical interconnection between the Bellingham Project and Boston Edison's high voltage transmission line on its Right-of-Way No. 13. This interconnection is used for the delivery of electricity to Boston Edison, Montaup and Commonwealth pursuant to the Bellingham Power Purchase Agreements.

     Term.   The Boston Edison Interconnection Agreement will remain in effect until the termination date of the latest to terminate of the Bellingham Power Purchase Agreements. Boston Edison and NEA have agreed to remain interconnected pursuant to the terms of the Boston Edison Interconnection Agreement, so long as they can do so without significant service disruptions and imminent danger to life or property. An interruption of the interconnection for any of these reasons shall continue only for so long as is reasonably necessary.

     Operation and Maintenance.   Each of NEA and Boston Edison owns and
maintains the respective facilities that it has constructed pursuant to the terms of the Boston Edison Interconnection Agreement. Boston Edison and NEA have agreed to operate the interconnection in accordance with NEPOOL's rules and requirements. Boston Edison has the sole right to schedule maintenance of its transmission lines and other interconnection facilities, and NEA has agreed to pay Boston Edison the cost thereof. NEA has sole responsibility for operating and maintaining its transmission lines and interconnection facilities at its own expense.

     Payment.   Pursuant to the terms of the Boston Edison Interconnection
Agreement (i) NEA has agreed to bear or reimburse Boston Edison for all engineering, design and construction costs incurred by Boston Edison in providing the electrical interconnection, including a percentage of costs attributable to indirect engineering and corporate overhead, and (ii) NEA has agreed to reimburse Boston Edison for all operation and maintenance expenses and all taxes associated with Boston Edison's interconnection facilities used by the Bellingham Project. If at any time FERC approves a tariff of Boston Edison applicable to the interconnection services provided under the Boston Edison Interconnection Agreement, such tariff shall be used to determine payments and compensation under such agreement.

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         This item is not applicable to IEC Funding or the Partnerships.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         This item is not applicable to IEC Funding or the Partnerships.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected combined financial data for Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership for each of the five years in the period ended December 31, 1996. The selected combined financial data for these years have been derived from the Partnerships' audited combined financial statements. This data should be read in conjunction with "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                       YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------
                                        1992/(6)/  1993/(6)/  1994/(6)/   1995/(6)/   1996
                                        ---------  ---------  ---------   ---------   ----
                                                          (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues:
 Power sales to utilities (1)              $222,152  $234,142  $234,933  $276,022  $267,789
 Steam sales                                  3,965     4,684     3,779     4,527     4,473
                                           --------  --------  --------  --------  --------
     Total revenues                        $226,117  $238,826  $238,712  $280,549  $272,262
Costs and expenses:
 Cost of power and steam                    125,467   132,580   128,402   132,839   138,727
 Operation and maintenance                   19,677    20,283    20,808    24,699    22,854
 Depreciation                                23,753    24,919    24,314    24,904    24,978
 General and administrative                  13,055    14,162    11,012    12,010    14,424
                                           --------  --------  --------  --------  --------
     Total operating costs and expenses     181,952   191,944   184,536   194,452   200,983

     Operating income                        44,165    46,882    54,176    86,097    71,279

Other (income) expense:
 Amortization of financing costs              2,873     2,599     2,333     2,305     2,373
 Interest expense                            41,592    38,992    38,068    50,930    49,841
 Interest expense on energy
  bank balance/(1)/                           3,465     7,252    11,676    16,657    19,675
 Interest income                               (119)     (700)   (1,656)  (10,652)  (10,534)
 Expense related to future obligations
  under interest rate swap agreements             -         -     6,734         -         -
                                           --------  --------  --------  --------  --------
     Total other expense                     47,811    48,143    57,155    59,240    61,355
                                           --------  --------  --------  --------  --------
  (Loss) income before
    extraordinary item                       (3,646)   (1,261)   (2,979)   26,857     9,924
 Extraordinary item
   Loss on extinguishment of debt (4)             -         -    13,937         -         -
                                           --------  --------  --------  --------  --------
     Net (loss) income                     $ (3,646) $ (1,261) $(16,916) $ 26,857  $  9,924
                                           ========  ========  ========  ========  ========

                                                       AS OF DECEMBER 31,
                                        --------------------------------------------------
                                          1992       1993       1994        1995      1996
                                        ---------  ---------  ---------   ---------   ----
                                                          (IN THOUSANDS)

BALANCE SHEET DATA:
  Total assets                             $563,032  $546,484  $650,027 $ 617,034  $566,392
  Loans payable - IEC Funding Corp.
    (current) (2)                                 -         -    20,434    25,204    24,075
  Bank debt  (current)                       27,126    27,126         -         -         -
  Mandatory prepayments (3)                   8,003    18,168         -         -         -
  Loans Payable - IEC Funding Corp.
    (long term)(2)                                -         -   539,566   514,362   490,287
  Bank debt (long term)                     479,071   420,164         -         -         -
  Energy bank balances (5)                   68,961   111,398   155,496   188,053   220,922
  Partners' deficit                         (36,401)  (48,540)  (92,928) (130,577) (187,479)

 (1) Power sales to utilities are net of change in energy bank principal balance. Energy bank principal balances represent cumulative payments made to the Partnerships by Power Purchasers under certain Power Purchase Agreements in excess of rates scheduled or specified in such agreements. Under the terms of these agreements, such excess constitutes a liability of the applicable Partnership to the applicable Power Purchaser, which will be reduced by subsequent sales of electric power to such Power Purchaser to the extent in later periods that the scheduled or specified rate has risen above the contract rate, and must be repaid under certain circumstances in cash.

(2) On December 1, 1994, the Partnerships refinanced their existing borrowings by means of a placement of securities to institutional investors as defined in Rule 144A of the Securities Act of 1933, as described in Note 5 of Notes to Combined Financial Statements.

(3) Prior to the December 1, 1994 refinancing as described in Note 5 of Notes to Combined Financial Statements, mandatory prepayments represent the current portion of estimated prepayment requirements under the Loan Agreement.

(4) In connection with the refinancing, total unamortized financing costs related to the Project Loan and Credit Agreement were written off during 1994, as described in Note 5 of Notes to combined Financial Statements.

(5)   Energy bank principal balances plus accrued interest thereon.

(6) Certain reclassifications were made to the prior year balances in order to conform to current year presentation. These reclassifications had no effect on prior year operating results.

                     ITEM 7.   MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Combined Financial Statements of the Partnerships and the Notes thereto included elsewhere in this report.

GENERAL

     The Partnerships commenced commercial operations in the latter half of 1991. The Partnerships' consolidated revenues are derived from, and costs are incurred in connection with, the generation and sale of electricity and, to a much lesser extent, the production and sale of thermal energy (steam).

     Revenue from sales of electricity is recognized based on electricity delivered at rates stipulated in the Power Purchase Agreements, except that revenue recognition is deferred to the extent that such rates are in excess of rates scheduled or specified in such agreements above which payment is subject to recovery by the Power Purchaser under certain circumstances. The portion subject to deferred revenue recognition, which is referred to as the "Energy Bank," is recorded as a liability of the applicable Partnership for financial statement purposes. See "BUSINESS - Power Purchase Agreements."

     The capitalized costs of the Projects include initial acquisition costs, increased by subsequent development and construction costs, including test period operations, construction management fees and interest during construction. The capitalization period ceased when construction of each Project was complete and satisfactorily tested. Capitalized costs are depreciated over the estimated useful life of each Project. Costs incurred during the development and construction period that were not directly related and incremental to project development and construction were expensed in the period incurred.

RESULTS OF OPERATIONS

     The following table sets forth the combined results of the Partnerships' operations and the percentage of gross operating revenues and receipts represented by certain components of operating costs and income for the years ended December 31, 1994, 1995 and 1996.

                                                     YEARS ENDED DECEMBER 31,


                                                   1994              1995         1996
                                                ----------         ---------    --------
                                                               (IN THOUSANDS)
Gross operating revenues
     and receipts /(1)/                    $  271,133    100%  $296,450   100%  $285,456   100%
Operating costs                               149,210     55%   157,538    53%   161,581    56%
Depreciation                                   24,314      9%    24,904     8%    24,978     9%
General and administrative                     11,012      4%    12,010     4%    14,424     5%
                                           ----------          --------         --------
Operating income plus
     Energy Bank accruals /(2)/            $   86,597     32%  $101,998    34%    84,473    30%
                                           ----------          --------         --------
Amortization of
     financing costs                            2,333      1%     2,305     1%     2,373     1%
Interest expense                               38,068     14%    50,930    17%    49,841    17%
Interest income                                (1,656)     1%   (10,652)    4%   (10,534)    4%
Expense related to future obligations
     under interest rate
     swap agreements                            6,734      2%         -                -
Extraordinary item - Loss on
     extinguishment of debt                    13,937      5%         -                -
                                           ----------          --------         --------
Net income plus
     Energy Bank accruals                  $   27,181          $ 59,415         $ 42,793
     and interest thereon/(2)/             ==========          ========         ========

------------------------------------------------------

(1) Gross Operating Revenues and Receipts represents total revenues plus annual change in energy bank principal balances.

(2) Energy bank accruals represent the net change in energy bank principal balances.

(3)  Percentages do not add due to rounding.

CALENDAR YEAR 1995 COMPARED TO CALENDAR YEAR 1994

Gross Operating Revenues and Receipts

     Gross operating revenues and receipts for the year ended December 31, 1995 of $296.4 million increased by $25.3 million (9.3%) as compared to the year ended December 31, 1994. Decreases in the frequency and duration of required maintenance outages afforded higher availability for both Projects.

Operating Costs

     Cost of power and steam sales was $132.8 million, or 44.8% of gross operating revenues and receipts for the year ended December 31, 1995 as compared to $128.4 million, or 47.3% of gross operating revenues and receipts last year. While fuel requirements increased to support higher availability, the additional costs were offset by price decreases under certain contracts. Decreased demand charges associated with a fuel transportation contract led to savings in excess of $1 million. Decreased commodity charges associated with two supply contracts (indexed to spot market pricing) provided additional savings of approximately $5 million. In general, spot market prices were lower in 1995 as compared to 1994.

     Operation and maintenance costs increased $3.9 million (18.7%) as compared to 1994. Increases include normal and expected escalations on O&M contracts, a one-time water franchise fee, an increased performance bonus payable to the O&M contractor (as direct result of increased power generation), and increases in property taxes.

General and Administrative Expenses

     General and administrative expenses increased $1.0 million (9.1%). The increase is primarily due to increased management fee, insurance premiums and other professional service fees.

Interest Expenses and Interest Income

     Interest expense for the year ended December 31, 1995 increased $12.9 million (33.8%) as compared to the year ended December 31, 1994. The increase is primarily due to the December 1994 financing. The proceeds of the financing were used to (i) refinance the existing debt that as accruing interest at floating short-term interest rates with long-term fixed rate obligations, (ii) to provide cash collateral to secure letters of credit, (iii) to fund various reserves and (iv) to pay fees and expenses associated with the transaction. During 1994, the Partnerships' average amount of debt outstanding was $456.4 million at an average interest rate of 7.93%. During 1995, the Partnerships' average amount of debt outstanding was $554.9 million at an average rate of 9.23%. Interest income also increased in connection with this financing. Interest income in 1995 totaled $10.7 million as compared to $1.7 million in 1994, increasing $9.0 million. This increased income is due to increased funds available for investment, including cash collateral for letters of credit, coupled with higher interest rates.

     Inflation had no significant impact on results of operations.

CALENDAR YEAR 1996 COMPARED TO CALENDAR YEAR 1995

Gross Operating Revenues and Receipts

     Gross operating revenues and receipts for the year ended December 31, 1996 of $285.5 million decreased by $11.0 million (3.7%) as compared to the year ended December 31, 1995. This decrease is primarily due to lower availability as a result of scheduled maintenance outages. Availability was approximately 91% in 1996 versus approximately 95% in 1995. During the second quarter of 1996 a major inspection and maintenance program (scheduled at five year intervals) took place at the Bellingham facility. During the fourth quarter of 1996 a scheduled overhaul and inspection took place at the Sayreville facility. Power purchase rates, on a combined basis, increased slightly over the prior year.

Operating Costs

     Cost of power and steam sales was $138.7 million, or 48.6% of gross operating revenues and receipts for the year ended December 31, 1996 as compared to $132.8 million, or 44.8% of gross operating revenues and receipts in the prior year. The increased costs are primarily attributable to increases in fuel costs including higher market prices of spot gas and additional charges applicable under North Jersey Energy Associates' extended gas service arrangement with a fuel supplier. Extended gas service occurs when temperatures are below 22 degrees Fahrenheit. There were sixteen such days during the first quarter of 1996 compared with four days in the first quarter of 1995. A portion of these increases was offset by gains on natural gas swap agreements (which are entered into in an attempt to limit exposure to market price fluctuations).

     Operation and maintenance expenses decreased $1.8 million (7.5%) as compared to 1995. This decrease is a result of a lower performance bonus payable to the O&M contractor in 1996 as a result of scheduled maintenance outages, and a one-time 1995 water franchise fee. Offsetting these cost decreases were normal and expected escalations on O&M contracts.

General and administrative expenses

     General and administrative expenses increased $2.4 million (20.1%). The increase is primarily due to increased management costs, insurance premiums, and legal and consulting costs related to potential industry restructuring.

Interest Expense and Interest Income

     Interest expense for the year ended December 31, 1996 decreased $1.1 million (2.1%) as compared to the year ended December 31, 1995. Interest on debt is decreasing as a result of declining principal balances. Principal payments are made semi-annually on June 30 and December 30. During 1995, the Partnerships' average amount of debt outstanding was $554.9 million at an average rate of 9.23%. During 1996, the Partnerships' average amount of debt outstanding was $533.3 million at an average rate of 9.26%. Interest income in 1996 totaled $10.5 million as compared to $10.7 million in 1995, decreasing $.2 million. This decrease is primarily a result of reduced cash collateral being held in support of letters of credit.

     Inflation had no significant impact on results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Partnerships have obtained cash from their operations and from proceeds of nonrecourse project financing. The Partnerships have utilized this cash to develop and construct the Projects and the Carbon Dioxide Plant, service debt obligations, fund operations and fund distributions to partners.


     As of December 31, 1995, cash and cash equivalents totaled approximately $58.3 million, as compared to $76.3 million at December 31, 1994. The decrease in cash and cash equivalents is the net effect of $71.2 million provided by operations, offset by financing activities, including debt principal payments of $20.4 million, a $5.6 million restructuring fee paid to the general partner in connection with the debt financing and $64.5 million in distributions to the partners.

     As of December 31, 1995, there were no outstanding loans under the $15 million working capital facility. Debt service reserve requirements remain fully funded at December 31, 1995.

     As of December 31, 1996, cash and cash equivalents totaled approximately $49.9 million, as compared to $58.3 million at December 31, 1995. The decrease in cash and cash equivalents is the net effect of (i) $75.0 million provided by operations and $8.6 million provided by investing activities primarily resulting from the release of cash collateral being held in support of letters of credit, offset by (ii) financing activities, including debt principal payments of $25.2 million and $66.8 million in distributions to partners.

     As of December 31, 1996, there were no outstanding loans under the $15 million working capital facility. Debt service reserve requirements remain fully funded at December 31, 1996.

WORKING CAPITAL FACILITY

     The Indenture permits the Partnerships to enter into revolving credit arrangements from time to time with financial institutions with maximum available borrowings of up to $20 million in order to provide for the working capital requirements of the Partnerships. The obligations of the Partnerships in respect of any Working Capital Facility will be secured by the same

Collateral that secures the obligations in respect of the Securities, the New Notes, the Guarantee and the Swaps, but upon an exercise of remedies in respect of the Collateral, the Working Capital Banks will be entitled to payment in full of all amounts payable in respect of the Working Capital Facility prior to the payment of any amounts in respect of such other Secured Obligations.

     The Partnerships have entered into an initial Working Capital Facility, which provides for maximum available borrowings of up to $15 million subject to a borrowing base calculated based on outstanding receivables and fuel inventories. The sole lender under the initial Working Capital Facility is The Sanwa Bank Limited, New York Branch ("Sanwa Bank"), subject to certain rights of Sanwa Bank to assign its rights and obligations thereunder.

     The initial Working Capital Facility matures on the final maturity date of the Securities and loans thereunder will bear interest at fluctuating interest rates based upon either the prime rate or the London interbank offered rate ("LIBOR") for interest periods of one, two or three months' duration, as selected by the Partnerships, plus a margin that varies from 0% to 1.5% depending upon the ratings of the Securities (as determined by the lower of the S&P and Moody's ratings) from time to time, the mode (prime or LIBOR) and the period of time elapsed since the Closing Date.

     Interest on loans bearing interest based on the prime rate will be payable monthly and interest based on LIBOR loans will be payable at the end of each applicable interest period. The Partnerships also will pay fees under the initial Working Capital Facility consisting of a fee of $112,500 that was paid on the Closing Date, commitment fees accruing at the rate of 0.250% per annum on unused commitments, payable quarterly, and an annual agency fee of $25,000.

     The terms of the initial Working Capital Facility require that the Partnerships repay all loans outstanding thereunder so that there are no outstanding loans thereunder for at least one continuous period of 10 days during each calendar year. The initial Working Capital Facility also includes a cross-default to the Indenture and a default for failure to pay amounts due under the Working Capital Facility or the Letter of Credit Facility. Otherwise the covenants and events of default under the initial Working Capital Facility are substantially the same as those under the Indenture.

     The obligations of the Partnerships under the Working Capital Facility are secured by the Security Documents.

LETTER OF CREDIT FACILITY

     The Partnerships are required by the terms of certain of their respective Power Purchase Agreements to provide Letters of Credit to the Power Purchasers thereunder to support the Partnerships' Energy Bank Obligations. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS-Power Purchase Agreements." Under the Indenture the Partnerships have agreed to maintain a Letter of Credit Facility to provide such Letters of Credit and to secure the obligations under such Letter of Credit Facility, subject to certain terms and conditions set forth in the Indenture. In addition, the Partnerships require Letters of Credit for certain other purposes in the ordinary course of business.

     The Partnerships have entered into an initial Letter of Credit Facility with Sanwa Bank, which provides for the issuance of Letters of Credit in an aggregate amount up to $82,000,000 for the purpose of supporting the Partnerships' Energy Bank Obligations and for certain other purposes. The aggregate amount of Letters of Credit that may be issued and outstanding under the initial Letter of Credit Facility will decline as the aggregate amount of Energy Bank Obligations required to be supported by Letters of Credit declines. The Partnerships believe that the aggregate amount of Letters of Credit available under the initial Letter of Credit Facility will be sufficient to satisfy their respective obligations under the Power Purchase Agreements to provide Letters of Credit to the Power Purchasers thereunder.

     The initial Letter of Credit Facility provides that each Letter of Credit issued thereunder will expire within one year after the date of issuance, subject to renewal from time to time until the final maturity date of the Securities provided that (i) there is no payment default with respect to fees and expenses payable under the Letter of Credit Facility, (ii) the Partnerships continue to be controlled by IEC, (iii) the Cash Collateral Proceeds securing the Letter of Credit Facility are in the minimum amount required at the time and
(iv) the exercise of remedies has not been commenced by or on behalf of any holders of indebtedness of the Partnerships in an amount equal to or exceeding $10 million. The Partnerships will pay fees under the initial Letter of Credit Facility accruing at the rate of 0.300% per annum on outstanding Letters of Credit and unused commitments to issue Letters of Credit, payable quarterly.

     The initial Letter of Credit Facility is secured by the Cash Collateral Proceeds, consisting of cash collateral and certain permitted investments thereof. The initial deposit of such Cash Collateral Proceeds was provided on the Closing Date and invested in a seven year investment with Sanwa Bank. The minimum amount of Cash Collateral Proceeds required under the initial Letter of Credit Facility will be equal to the aggregate amount of Letters of Credit issued or available to be issued thereunder as long as the Cash Collateral Proceeds are invested with Sanwa Bank or in 30-day U.S. Treasury bills. If the Cash Collateral Proceeds are not so invested, then the minimum amount of Cash Collateral Proceeds required under the Letter of Credit Facility will be subject to increase, at the discretion of Sanwa Bank, depending upon how such Cash Collateral Proceeds are invested.

     The initial Letter of Credit Facility includes a cross-default to the Indenture and a default for failure to pay amounts due under the Letter of Credit Facility or the Working Capital Facility. Otherwise, the covenants and events of default under the initial Letter of Credit Facility are substantially the same as those under the Indenture.

NATURAL GAS HEDGING INSTRUMENTS

     Almost 20% of the fuel supply for the Projects must be provided from sources other than the Long-Term Gas Supply Arrangements. In order to mitigate the price risk associated with spot purchases of natural gas, the Partnerships may, from time to time, enter into certain hedging transactions either through public exchanges such as the NYMEX, or by means of over-the-counter transactions with specific counterparties. These hedging transactions include
(a) natural gas call options that give the Partnerships the right, but not the obligation, to purchase specified quantities of natural gas at a predetermined price; (b) gas purchase swap agreements that require the Partnerships to pay a fixed price in return for a variable price on a notional specified quantity of natural gas; and (c) forward purchases of natural gas.

     The effect of these transactions is to fix the price of natural gas purchases made on the open market and, as such, these transactions have not had a material effect on total fuel costs.

ITEM 8.   FINANCIAL STATEMENTS
          AND SUPPLEMENTARY DATA

          INDEX TO FINANCIAL STATEMENTS                                              PAGE
                                                                                     ----
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP

Report of Independent Accountants                                                     49

Combined Balance Sheet at December 31, 1995 and 1996                                  50

Combined Statement of Operations for the years ended
December 31, 1994, 1995 and 1996                                                      51

Combined Statement of Partners' Deficit for the years ended
December 31, 1994, 1995 and 1996                                                      52

Combined Statement of Cash Flows for the years ended
December 31, 1994, 1995 and 1996                                                      53

Notes to Combined Financial Statements                                                55

IEC FUNDING CORP.

Report of Independent Accountants                                                     71

Balance Sheet at December 31, 1995 and 1996                                           72

Statement of Operations for the period from inception (November 3, 1994)
through December 31, 1994 and the years ended December 31, 1995 and 1996              73

Statement of Stockholders' Equity for the period from inception (November 3, 1994)
through December 31, 1994 and the years ended December 31, 1995 and 1996              74

Statement of Cash Flows for the period from inception (November 3, 1994)
through December 31, 1994 and the years ended December 31, 1995 and 1996              75

Notes to Financial Statements                                                         76


                        Report of Independent Accounts

To the Partners of Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership

In our opinion, the accompanying combined balance sheet and the related combined statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership, at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' managements; our responsibility is to expresss an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Boston, Massachusetts
March 20, 1997

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEET
-------------------------------------------------------

                                                                                                 December 31,
                                                                                           1995                1996
                                                                                                (In thousands)
Assets
Current assets
    Cash and cash equivalents                                                            $  58,277          $  49,861
    Accounts receivable                                                                     51,465             43,671
    Fuel inventories                                                                         4,516              5,410
    Prepaid expenses and other current assets                                                2,913              2,566
                                                                                         ---------          ---------
         Total current assets                                                              117,171            101,508
                                                                                         ---------          ---------
Cogeneration facilities and carbon dioxide facility (net of  accumulated depreciation of $104,184,000 and $129,068,000 at December 31, 1995 and
  1996, respectively)                                                                      397,692            373,781
Other fixed assets (net of accumulated depreciation of $344,000 and $438,000
  at December 31, 1995 and 1996, respectively)                                                 382                304
Unamortized financing costs                                                                 20,210             17,837
Other assets                                                                                 3,011              3,806
Restricted cash                                                                             78,568             69,156
                                                                                         ---------          ---------
         Total non-current assets                                                          499,863            464,884
                                                                                         ---------          ---------
         Total assets                                                                    $ 617,034          $ 566,392
                                                                                         =========          =========

Liabilities and Partners' Deficit
Current liabilities
    Current portion of loans payable - IEC Funding Corp.                                 $  25,204             24,075
    Accounts payable                                                                        14,234             14,528
    Other accrued expenses                                                                   2,104              2,037
    Future obligations under interest rate swap agreements                                   3,654              2,022
                                                                                         ---------          ---------
         Total current liabilities                                                          45,196             42,662
                                                                                         ---------          ---------
Loans payable - IEC Funding Corp.                                                          514,362            490,287
Amounts due utilities for energy bank balances                                             188,053            220,922
                                                                                         ---------          ---------
         Total non-current liabilities                                                     702,415            711,209
                                                                                         ---------          ---------
         Total liabilities                                                                 747,611            753,871
                                                                                         ---------          ---------

Partners' deficit
    General partner                                                                         (4,047)            (4,616)
    Limited partners                                                                      (126,530)          (182,863)
                                                                                         ---------          ---------
         Total partners' deficit                                                          (130,577)          (187,479)


Commitments and contingencies (Note 6)                                                           -                  -
                                                                                         ---------          ---------

         Total liabilities and partners' deficit                                         $ 617,034          $ 566,392
                                                                                         =========          =========

                     The accompanying notes are an integral
                      part of these financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF OPERATIONS
------------------------------------------------------

                                                   For the year ended December 31,
                                                     1994       1995        1996

                                                           (In thousands)

Revenue
    Power sales to utilities                        234,933    $276,022    $267,789
    Steam sales                                       3,779       4,527       4,473
                                                   --------    --------    --------

         Total revenue                              238,712     280,549     272,262
                                                   --------    --------    --------

Costs and expenses
    Cost of power and steam sales                   128,402     132,839     138,727
    Operation and maintenance                        20,808      24,699      22,854
    Depreciation                                     24,314      24,904      24,978
    General and administrative expenses              11,012      12,010      14,424
                                                   --------    --------    --------

         Total costs and expenses                   184,536     194,452     200,983
                                                   --------    --------    --------

         Operating income                            54,176      86,097      71,279
                                                   --------    --------    --------

Other expense (income)
   Amortization of financing costs                    2,333       2,305       2,373
   Interest expense                                  38,068      50,930      49,841
   Interest expense on energy bank balances          11,676      16,657      19,675
   Interest income                                   (1,656)    (10,652)    (10,534)
   Expense related to future obligations
     under interest rate swap agreements              6,734           -           -
                                                   --------    --------    --------

         Total other expense                         57,155      59,240      61,355
                                                   --------    --------    --------

   (Loss) income before extraordinary item           (2,979)     26,857       9,924

Extraordinary item
   Loss on extinguishment of debt                    13,937           -           -
                                                   --------    --------    --------

         Net (loss) income                         $(16,916)   $ 26,857    $  9,924
                                                   ========    ========    ========




                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF PARTNERS' DEFICIT
------------------------------------------------------

                                  Total
                                 General      Limited       Partners'
                                 Partner      Partners       Deficit

                                           (In thousands)
Balance at December 31, 1993     $(3,226)       $(45,314)    $(48,540)
Net loss                            (169)        (16,747)     (16,916)
Distributions to partners           (275)        (27,197)     (27,472)
                                 -------       ---------    ---------

Balance at December 31, 1994      (3,670)        (89,258)     (92,928)
Net income                           268          26,589       26,857
Distribution to partners            (645)        (63,861)     (64,506)
                                 -------       ---------    ---------

Balance at December 31, 1995      (4,047)       (126,530)    (130,577)
Net income                            99           9,825        9,924
Distribution to partners            (668)        (66,158)     (66,826)
                                 -------       ---------    ---------

Balance at December 31, 1996     $(4,616)      $(182,863)   $(187,479)
                                 =======       =========    =========




                     The accompanying notes are an integral
                      part of these financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
------------------------------------------------------

                                                              For the year ended December 31,
                                                             1994            1995        1996
                                                                    (In thousands)
Cash flows from operating activities:
 Cash received from utilities and other customers       $ 266,377       $ 287,638   $ 294,942
 Cash paid to suppliers                                  (154,969)       (164,875)   (170,531)
 Interest paid                                            (37,743)        (53,869)    (51,435)
 Bank commitment fees paid                                   (282)            (38)        (38)
 Interest received                                          1,128           8,854      10,807
 Cash payments to general partner for
  operating activities                                     (3,878)         (2,914)     (5,031)
 Cash payments to owners/management                        (2,270)         (3,566)     (3,688)
                                                        ---------       ---------   ---------

   Net cash provided by operating activities               68,363          71,230      75,026
                                                        ---------       ---------   ---------

Cash flows from investing activities:
 Net expenditures for facilities                             (148)         (1,885)       (808)
 Expenditures for other fixed assets                         (207)            (76)        (16)
 (Increase) decrease in restricted cash                   (82,000)          3,432       9,412
                                                        ---------       ---------   ---------

   Net cash (used for) provided by
    investing activities                                  (82,355)          1,471       8,588
                                                        ---------       ---------   ---------

Cash flows from financing activities:
 Principal payments on debt                               (34,290)        (20,434)    (25,204)
 Payment of financing costs                               (16,943)         (5,739)          -
 Advances from IEC Funding Corp.                          128,832               -           -
 Distribution to partners                                 (27,472)        (64,506)    (66,826)
                                                        ---------       ---------   ---------

   Net cash provided by (used for) financing
    activities                                             50,127         (90,679)    (92,030)
                                                        ---------       ---------   ---------

Net increase (decrease) in cash and cash equivalents       36,135         (17,978)     (8,416)

Cash and cash equivalents at beginning of year             40,120          76,255      58,277
                                                        ---------       ---------   ---------

Cash and cash equivalents at end of year                $  76,255       $  58,277   $  49,861
                                                        =========       =========   =========

Non-cash Financing Activities
On December 1, 1994, in connection with the refinancing transaction described in
Note 5, IEC Funding Corp. purchased $431,168,000 in loans payable by the Partnerships in exchange for the issuance of notes payable to IEC Funding Corp.

Non-cash Investing Activities
At December 31, 1994, total accrued capitalized facility costs were approximately $5,980,000. During 1995, the accrued capitalized facility costs were reduced to an actual amount of $1,195,000. As of December 31, 1995, these costs were paid in full. At December 31, 1996, total accrued capitalized costs was approximately $165,000.



                     The accompanying notes are an integral
                      part of these financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF CASH FLOWS (CONTINUED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
------------------------------------------------------
          Reconciliation of Net (Loss) Income to Net Cash Provided by
                              Operating Activities


                                                                   For the year ended
                                                                        December 31,
                                                                 1994        1995       1996
                                                                       (In thousands)

Net (loss) income                                               $(16,916)  $ 26,857    $ 9,924
Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
     Extraordinary loss on extinguishment of debt                 13,937          -          -
     Depreciation                                                 24,314     24,904     24,978
     Amortization of financing costs                               2,333      2,305      2,373
     (Increase) decrease in accounts receivable                   (4,757)   (11,346)     7,794
     Decrease (increase) in fuel inventories                       2,203          -       (894)
     (Increase) decrease in prepaid expenses
        and other current assets                                    (133)    (1,765)       347
     (Decrease) increase in accounts payable                        (471)       633        129
     (Decrease) increase in other accrued expenses                (2,643)       651        (67)
     Increase (decrease) in future obligations
        under interest rate swap agreements                        6,425     (2,771)    (1,632)
     Increase in amounts due utilities for energy
        bank balances                                             44,098     32,557     32,869
     (Increase) in other assets                                      (27)      (795)      (795)
                                                                --------   --------    -------

         Net cash provided by operating activities              $ 68,363   $ 71,230    $75,026
                                                                ========   ========    =======




                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------
1.   NATURE OF BUSINESS

     The enactment in 1978 of the Public Utility Regulatory Policies Act ("PURPA") and the adoption of the regulations thereunder by the Federal Energy Regulatory Commission ("FERC") provided incentives for the development of non-utility power production facilities, such as cogeneration, by requiring electric utilities to purchase power generated by qualifying facilities.

     Northeast Energy Associates, A Limited Partnership ("NEA") and North Jersey Energy Associates, A Limited Partnership ("NJEA") (together, the "Partnerships") operate in the independent power industry. The Partnerships were organized to develop, finance, construct, own, manage and operate two 300 megawatt ("MW") natural gas-fueled cogeneration facilities, one in Bellingham, Massachusetts and one in Sayreville, New Jersey. The Partnerships have been granted permission by FERC to operate the cogeneration facilities as qualifying facilities defined in PURPA and as defined in federal regulations.

     The general partner of each of the Partnerships is Intercontinental Energy Corporation ("IEC"), a Massachusetts corporation. IEC owns a one percent interest in each partnership and the individual stockholders of the general partner collectively own the majority of the remaining partnership interests.

     The partners share profits and losses and have interests in assets and liabilities and cash flows in proportion to their tax basis capital accounts. Distributions to the partners may be made only after all required funds and subfunds have been fully funded, as described in the trust indenture (Note 5).

     CASH ALLOCATIONS UPON DISPOSITION OR REFINANCING
     In the absence of any dissolution events, the Partnerships shall continue in existence until December 31, 2025 or thereafter, if so determined by the majority of partners. Proceeds upon liquidation or refinancing of partnership property would be apportioned on the following basis:

     1.   Expenses of liquidation;
     2.   Third party debts and obligations;
     3. To partners in proportion to their designated interests in the Partnerships.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     The accompanying combined financial statements include the accounts of NEA and NJEA and are combined based on common ownership. All transactions between NEA and NJEA have been eliminated in these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------

     COGENERATION FACILITIES AND CARBON DIOXIDE FACILITY
     The cogeneration facilities and the carbon dioxide facility are stated at cost. Cost includes initial acquisition costs increased by subsequent development and construction costs, including developer fees and construction management fees, interest expense and amortization of project loan acquisition costs incurred during the construction period, and continuing facility improvements. Capitalized facility costs are being depreciated using the straight-line method over the estimated useful life of each facility of 20 years.

     UNAMORTIZED FINANCING COSTS
     Unamortized financing costs consist primarily of investment banking fees, legal fees and other costs associated with the placement of securities (Note 5). In May 1995, the Partnerships paid a $5,600,000 restructuring fee, out of excess cash flow, to the general partner in connection with the refinancing (Note 5) equal to 1% of the total refinancing. These costs are being amortized over the approximate 15-year term of the securities using the interest method. Unamortized financing costs are net of accumulated amortization of $2,472,000 and $4,845,000 at December 31, 1995 and 1996,
     respectively.

     OTHER FIXED ASSETS
     Other fixed assets consist primarily of furniture, office equipment and leasehold improvements and are depreciated using the straight-line method over estimated useful lives ranging from 3-7 years.

     INVENTORIES
     Inventories consist of natural gas and fuel oil and are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

     INTEREST RATE SWAP AGREEMENTS
     Notional principal amounts in contracts and related settlement gains and losses on interest rate swap agreements are allocated to the Partnerships based on the relative amounts of outstanding borrowings of each partnership on the date on which the swap agreements were contracted. Prior to the refinancing (Note 5), gains and losses, based on the amount the Partnerships were entitled to receive or required to pay for additional interest, were determined at each calendar quarter-end based on the outstanding notional balance and the amount by which the contractual fixed rate exceeded or was less than the contractual variable rate. Such gains and losses were recognized as adjustments to interest expense. Subsequent to the refinancing (Note 5), the net payments required pursuant to all swap agreements and the change in the fair value of the swap agreements are recognized as adjustments to interest expense. The fair value of the swap agreements is recorded as a current liability. See Notes 5 and 9 for further disclosure regarding interest rate swap agreements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------

     NATURAL GAS HEDGING INSTRUMENTS
     Premiums paid for natural gas call options are deferred within other current assets and are accounted for in conjunction with the underlying natural gas purchases at which point the premiums are written off to, and any resultant gains credited to, cost of power and steam sales. Gains and losses on natural gas purchase swap agreements are recognized as adjustments to cost of power and steam sales at monthly settlement dates. Purchases of natural gas under forward purchase agreements are accounted for as cost of power and steam sales at their contract price at the time of delivery. See Note 9 for further disclosure regarding natural gas hedging instruments.

     REVENUE RECOGNITION
     Revenue from power sales is recognized in accordance with Emerging Issues Task Force Issue No. 91-6, "Revenue Recognition of Long-Term Power Sales Contracts." Revenue is recognized based on power delivered at rates stipulated in power sales agreements, except that revenue is deferred to the extent that stipulated rates are in excess of amounts, either scheduled or specified, in the agreements. The excess amounts deferred are accumulated in energy banks, and are reflected as amounts due utilities for energy bank balances on the combined balance sheet. Revenue from steam sales is recognized upon delivery of the steam.

     INCOME TAXES
     The partners are required to report their respective shares of the Partnerships' taxable income or losses in their income tax returns and are liable for any related taxes thereon. Accordingly, no provision for income taxes is made in the combined financial statements of the Partnerships.

     The Partnerships' net assets and liabilities for financial reporting purposes exceeded the net assets and liabilities for tax purposes by approximately $41.4 million and $31.9 million and $41.6 million at December 31, 1994, 1995 and 1996, respectively.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATION
     Certain reclassifications were made to the prior years' balances in order to conform to the current year presentation. These reclassifications had no effect on prior years' operating results.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------

3.   CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

     The Partnerships consider all investments purchased with an original maturity of three months or less to be cash equivalents. The Partnerships invest excess cash in high grade money market accounts and commercial paper with original maturities less than three months. Accordingly, the investments are subject to minimal credit and market risk and are considered by the Partnerships to be cash equivalents. At December 31, 1995 and 1996, all of the Partnerships' cash equivalents are classified as held-to-maturity and recorded at amortized cost, which approximates fair value.

     Restricted cash at December 31, 1995 and 1996 represents cash reserved as collateral for letters of credit related to energy bank balances (Note
     6). This cash is invested with a bank in a fixed-rate investment agreement.


4.   COGENERATION FACILITIES AND CARBON DIOXIDE FACILITY

     COGENERATION FACILITIES
     Cogeneration facilities consist of costs incurred to develop and construct two gas-fueled cogeneration plants with maximum output capacities of any combination of electricity and steam equivalent to approximately 600 MW in the aggregate.

     FACILITY SITES
     The facility owned by NEA is constructed on four parcels of land of approximately 44 acres in Bellingham, Massachusetts. Three of the parcels were acquired under various purchase and sale agreements. The remaining parcel of land was acquired under a 26-year operating lease agreement entered into in 1986 between NEA and a local developer. The lease may be extended for another 25 years at the option of NEA. The agreement provides for an annual lease payment of $60,000 from the date of the agreement increasing annually thereafter by $12,000 (Note 6).

     The facility owned by NJEA is constructed on two parcels of land of approximately 49 acres acquired under various purchase and sale agreements.

     POWER SALE AGREEMENTS
     Commencing in 1986, NEA entered into five power sale agreements with three major Massachusetts utilities to

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------

     sell approximately 290 MW at initial floor prices per kilowatt hour ("Kwh"), subject to adjustment based on actual volumes of electricity purchased, escalation factors and other conditions. Performance under certain of these power sale agreements is secured by a second mortgage on the Bellingham facility. In 1987, NJEA entered into an agreement with a major New Jersey utility to sell 250 MW at an initial fixed price per Kwh subject to adjustments, as defined in the agreement. These power sale agreements have terms ranging from 20 to 30 years. All of the Partnerships' power sales to utilities are generated through these arrangements. As such, the Partnerships are directly affected by changes in the power generation industry. Substantially all of the Partnerships' accounts receivable are with utilities located in the Northeast portion of the United States. The Partnerships do not require collateral or other security to support their receivables. However, management does not believe significant credit risk exists at December 31, 1996. Sales to significant customers are as follows:

     During the year ended December 31, 1994, revenue from two different utilities totaled approximately $114.0 million and $99.0 million, or approximately 48% and 41% of revenue, respectively.

     During the year ended December 31, 1995 revenue from two different utilities totaled approximately $132.1 million and $118.3 million, or approximately 47% and 42% of revenue, respectively.

     During the year ended December 31, 1996 revenue from two different utilities totaled approximately $122.3 million and $121.5 million, or approximately 45% and 44% of revenue, respectively.

     Certain agreements require the establishment of suspense accounts ("energy banks") to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. Some energy banks bear interest at various rates specified in the agreements. A positive energy bank balance represents a liability of the applicable Partnership to the applicable Power Purchaser which will be reduced by subsequent sales of electric power to such Power Purchaser to the extent in later periods that avoided cost rates scheduled or specified in such agreements rise above contract rates. For those certain agreements requiring the establishment of energy banks, the Partnerships are required to provide collateral based on energy bank balances (Note 6).

     STEAM SALES AGREEMENTS AND CARBON DIOXIDE FACILITY
     In order for the Partnerships' facilities to maintain the status as qualifying facilities under PURPA, the facilities are required to generate five percent of total energy output as steam for sale to unrelated third parties.

     In 1989, NEA entered into a 25-year steam sales contract with a processor and seller of carbon dioxide. Pursuant to this agreement, NEA sells all the steam generated by the Bellingham facility at a price which fluctuates based on changes in the price of a specified grade of fuel oil. This agreement can be extended at the option of the steam user. In conjunction with this

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------
     contract, NEA has constructed a carbon dioxide facility and, in 1989, entered into a 15-year agreement to lease the facility to the steam user. Base rent under the terms of the lease is $100,000 per month, adjusted by the operating results of the carbon dioxide facility for each month as outlined in the lease agreement. Additionally, NEA pays the steam user $100,000 annually for administrative services rendered related to the operation of the carbon dioxide facility. NEA does not operate the carbon dioxide facility.

     In 1989, NJEA entered into a 20-year steam sales contract with a steam user adjacent to the Sayreville facility. Under the terms of this agreement, NJEA sells a specified maximum quantity of steam at a floor price which can increase based on changes in prices of coal. This agreement automatically renews for two consecutive five year terms unless either party gives notice not to renew two years before the expiration of each of the prior terms.

     FUEL SUPPLY, TRANSPORTATION AND STORAGE AGREEMENTS
     Natural gas is provided to the facilities primarily under long-term contracts for supply, transportation and storage. The remaining fuel requirements of the facilities are provided under short-term "spot" arrangements. The long-term natural gas supply is provided under contracts with ProGas Limited ("ProGas"), a Canadian gas marketing company, and Public Service Electric and Gas Company ("PSE&G"), a domestic retail gas distribution company. Transportation of the natural gas is provided by various pipeline companies, including CNG Transmission Company ("CNG"), Transcontinental Gas Pipe Line Corporation ("Transco") and Algonquin Gas Transmission Company ("Algonquin"). Gas storage agreements provide contractual arrangements for the storage of limited volumes of natural gas with third parties for future delivery to the Projects.

     The ProGas contracts commenced in 1991. The initial terms of these contracts of 15 years were extended an additional seven years effective in 1994. Under the ProGas contracts, ProGas is required to arrange for the aggregation, gathering and transportation of gas from Albert, Canada to the U.S. pipeline at Niagara, New York. The maximum total volumes of gas to be delivered under these contracts are approximately 48,800 and 22,000 MMBtu per day for NEA and NJEA, respectively. The contract price of the ProGas supply delivered to the import point, inclusive of transportation costs to that point, is determined with reference to a "base price" in 1990, redetermined annually thereafter based on specified inflation indices. The PSE&G contract commenced in 1991. Under the PSE&G agreement, PSE&G will sell and deliver to NJEA up to 25,000 MMBtu per day of gas for a term of 20 years. The contract price of the PSE&G fuel is established monthly using a contractually specified mechanism.

     With the exception of the PSE&G arrangement, all of the Partnerships' long-term contractual arrangements call for monthly "demand charge" payments. These demand charge payments, which are to reserve certain pipeline transportation capacity are made regardless of the facilities' specific fuel requirements in any month and regardless of whether the facilities utilize the capacity reserved under the contracts. These demand charges totaled approximately $44 million, $49 million and $48 million in 1994, 1995 and 1996 respectively, and total payments under such

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------

     contracts were approximately $95.9 million, $98.3 million and $100.5 million in 1994, 1995 and 1996, respectively, inclusive of demand charges. Under 1996 pricing conditions, the demand charge payments would be approximately $48 million under these contracts for each of the next five years and approximately $797 million over the remaining life of these contracts. Total charges under the contract with PSE&G, including transportation costs, during 1994, 1995 and 1996, were approximately $24.5 million, $24.3 million and $32.4 million, respectively. In the event that the available capacity under these agreements is not utilized by the operations of the facilities, the Partnerships have the opportunity under certain of these contractual agreements to sell unused capacity to third parties, but have not yet done so.

     NEA's facility also has the capability to burn #2 fuel oil. Fuel oil was obtained and is stored on site for contingency supply for the facility.

5.   LOANS PAYABLE

     In 1989, as amended in 1990, 1991 and 1992, the Partnerships, together with the general partner, executed a project loan and credit agreement with a group of banks for a maximum commitment of $600,000,000 for the construction and development of the Bellingham and Sayreville facilities and initial working capital and letters of credit facility.

     On December 1, 1994, the Partnerships refinanced their existing borrowings by means of a placement of securities to qualified institutional investors as defined in Rule 144A of the Securities Act of 1933 ("Rule 144A"). Borrowings outstanding are as follows:


                                                   December 31,
                                                1995          1996

     8.43% Senior Secured Notes Due 2000    $120,686,000  $ 95,482,000
     9.16% Senior Secured Notes Due 2002      31,500,000    31,500,000
     9.32% Senior Secured Bonds Due 2007     215,740,000   215,740,000
     9.77% Senior Secured Bonds Due 2010     171,640,000   171,640,000
                                            ------------  ------------

                                            $539,566,000  $514,362,000
                                            ============  ============


     The above securities were issued through a special purpose funding corporation, IEC Funding Corp., established solely for the purpose of issuing the securities, and are unconditionally guaranteed, jointly and severally, by the Partnerships.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
------------------------------------------------------

     Effective February 10, 1995, IEC Funding Corp. filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for purposes of effecting a public exchange offer whereby the securities listed above were exchanged for a new issue of securities (the "Securities"). The Securities have terms identical to the securities issued in accordance with Rule 144A.

     Interest on the Securities is payable semiannually on each June 30 and December 30, commencing December 30, 1994. Principal repayments, which commenced on June 30, 1995, are made semiannually in amounts stipulated in the trust indenture. Future principal payments are as follows:

                        Year ending December 31
          1997                     $ 24,075,000
          1998                       21,563,000
          1999                       23,511,000
          2000                       26,333,000
          2001                       20,160,000
          Thereafter                398,720,000
                                   ------------
                                   $514,362,000
                                   ============

     The Securities are not subject to optional redemption but are subject to mandatory redemption in certain limited circumstances involving the occurrence of an event of loss, as defined in the trust indenture, for which the Partnerships fail to or are unable to restore a facility. Additionally, the Partnerships may, at their option, repurchase all or part of the Securities with proceeds received from the release of cash collateral maintained as security for letters of credit (Note 6).

     The proceeds of the Securities were used (a) to purchase the notes outstanding under the original loan and credit agreement and (b) to make loans to the Partnerships. In connection with these two transactions the notes outstanding under the loan and credit agreement were surrendered and new notes of the Partnerships were issued to IEC Funding Corp. in an aggregate principal amount equal to the aggregate principal amount of the Securities (the "New Notes") and the loan and credit agreement was assigned to IEC Funding Corp. and amended and restated (the "Amended and Restated Credit Agreement").

     Borrowings are secured by a lien on, and a security interest in, substantially all of the assets of the Partnerships. Under the Amended and Restated Credit Agreement, the Partnerships are jointly and severally required to make scheduled payments on the New Notes on dates and in amounts identical to the scheduled payments of principal and interest on the Securities. The Securities, the guarantees thereon provided by the Partnerships and the New Notes are nonrecourse to the partners of the Partnerships and are payable solely from the collateral pledged as security.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Under the terms of the trust indenture governing the Securities, the Partnerships are required to establish certain funds and subfunds, which must be fully funded before any distributions can be made to partners. The funding requirements of these funds are defined in the trust indenture. Cash within these funds can be drawn currently if funds in the partnerships' other cash accounts are insufficient to meet operational cash requirements. The order in which these funds may be drawn is described in the trust indenture. Funds available for distribution to partners as of December 31, 1996 have been paid.

    The trust indenture contains certain restrictions on certain activities of the Partnerships, including the incurrence of additional indebtedness or liens, the payment of distributions to the partners, the cancellation of power sale and fuel supply agreements, the use of proceeds from the issuance of the Securities and the execution of mergers, consolidations and sales of assets.

    The trust indenture allows the Partnerships to enter into revolving credit agreements of up to $20 million in order to provide for working capital requirements. The Partnerships have entered into an initial working capital facility of $15 million with the same bank which has issued the outstanding letters of credit (Note 6). Available borrowings under the working capital facility are calculated based on outstanding receivables and fuel inventories. The Partnerships are required to pay an annual agency fee of $25,000 and quarterly commitment fees at an annual rate of .25% on the unused portion of the facility. At December 31, 1995 and 1996, no borrowings were outstanding under this working capital facility.

    Under the terms of the original loan and credit agreement, the Partnerships were required to enter into interest rate swap agreements ("Swaps") with certain financial institutions, providing for payments thereunder on a notional principal amount of indebtedness to be made by the Partnerships at fixed interest rates in exchange for payments to be made by such financial institutions at floating interest rates. Such existing Swaps remained in effect after the issuance of the Securities. In connection with the issuance of the Securities, the Partnerships entered into counter swap agreements in order to hedge the obligations of the Partnerships under such existing Swaps. As a result of the foregoing arrangements, after giving effect to the net payments to be made and received by the Partnerships pursuant to all of the Swaps, the Partnerships' net payments pursuant to the Swaps were equivalent to a fixed net interest rate of approximately 1.35% on the original specified notional principal amount, which was scheduled to decline periodically until the scheduled expiration of the Swaps in 1999.
    The Partnerships are jointly and severally liable under these agreements.

    During 1995, the Partnerships and the bank who is party to the Swaps entered into an agreement to consolidate the swaps into one agreement. The consolidation did not change the net payment schedule or the fair value of the Swaps.

    The Partnerships' exposure to interest rate fluctuations could increase in the event of nonperformance by the bank who is party to the interest rate swap agreements; however, the

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Partnerships do not anticipate nonperformance by the bank. See Note 9 for additional information regarding interest rate swap agreements.

    As a result of the refinancing described above, the original Swaps no longer qualify as hedges and, therefore, must be recorded at fair value. At December 1, 1994, the fair value of the existing Swaps was $6,734,000 which has been charged to the combined statement of operations. The swaps described above are recorded at fair value. Changes in fair value are recognized in the combined statement of operations. See Note 9 for information regarding fair value of financial instruments.

    Unamortized financing costs of $13,937,000 at December 1, 1994 associated with the loan and credit agreement were charged to the combined statement of operations as loss on extinguishment of debt and has been classified as an extraordinary item on the Partnerships' combined statement of operations for the year ended December 31, 1994.

6.  COMMITMENTS AND CONTINGENCIES

    See Note 4 for information regarding additional commitments and contingencies.

    ENERGY BANK COLLATERAL
    Under the terms of the trust indenture, the Partnerships are required to maintain a letter of credit facility to secure obligations for energy bank balances under the various power purchase agreements (Note 4). During December 1994, the Partnerships entered into an agreement with a bank for a letter of credit facility to issue up to an aggregate amount of $82 million in letters of credit. This facility contains a cross-default provision to the trust indenture, as well as a payment default under the working capital facility (Note 5). The Partnerships pay quarterly fees on this letter of credit facility at an annual rate of .30% on outstanding letters of credit and unused commitments to issue letters of credit. As of December 31, 1995 and 1996, the Partnerships' obligation for letters of credit outstanding under this facility is $75,085,000 and $68,656,000, respectively. The Partnerships are required to provide cash collateral for the maximum amount of obligations allowable under the terms of this facility. As of December 31, 1995 and 1996, the Partnerships reserved $78,568,000 and $69,156,000 respectively, in cash as collateral for such obligations (Note 3).

    OPERATION AND MAINTENANCE OF THE COGENERATION FACILITIES
    In 1989, the Partnerships entered into two separate ten year operation and maintenance agreements with the same contractor responsible for constructing and installing the combined-cycle cogeneration plants for both facilities for an aggregate annual consideration of approximately $11,100,000 subject to changes in specified indices. The agreements commenced

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    during 1991 after the facilities became operational. The Partnerships each have an option to enter into a successor operation and maintenance agreement with the contractor for a ten year term following the expiration of the term of the original agreement, on either a cost plus payment basis or a fixed fee payment basis to be negotiated at the time of the operation exercise.

    Under the terms of these agreements, the Partnerships are required to pay the operating and maintenance contractor a bonus payable annually over the term of the agreement, based on operating performance for each year ending on the anniversary of the respective commencement of operations (September 1, 1991 for NJEA and October 1, 1991 for NEA). The Partnerships incurred $2,934,000, $5,375,000 and $3,482,000 related to this bonus in 1994, 1995 and 1996, respectively.

    During 1993, the Partnerships entered into a revised ten year heat rate bonus agreement with the operation and maintenance contractor. Under the terms of this agreement, the total bonus to be earned over the ten year period is $11 million, subject to the continued satisfaction of specified minimum performance standards. The agreement provides that this amount will be paid to the contractor over the first five years of the agreement. The agreement also provides that amounts paid under the former heat rate bonus agreement during 1992 would be applied as payments under the revised agreement. Total payments made under this agreement were $1,854,000 in each of 1994, 1995, and 1996. Amounts expensed under this heat rate bonus agreement were $1,060,000 in each of 1994, 1995 and 1996.

    OPERATING LEASE

    Lease payments under the operating lease for the land in Bellingham, Massachusetts (Note 4) are as follows:

    YEAR ENDING DECEMBER 31,
              1997                        $  177,000
              1998                           189,000
              1999                           201,000
              2000                           213,000
              2001                           225,000
              Thereafter                   2,997,000
                                        ------------

                                        $  4,002,000
                                        ============

    During 1994, 1995 and 1996, NEA paid and expensed $141,000, $153,000 and
    $165,000, respectively, under this agreement.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    GAS TRANSPORTATION CHARGE REFUNDS
    In 1994, the Partnerships received refunds of approximately $5.0 million, representing a portion of charges previously paid to gas transporters. This amount was recorded as a reduction in cost of power and steam sales. In conjunction with the settlement agreement related to this refund, the gas transporter also agreed to charge NEA reduced gas transportation rates for each of the next five years.

7.  EMPLOYEE SAVINGS PLAN

    Effective January 1, 1991, the general partner adopted a defined contribution employee savings plan qualifying under Section 401(k) of the Internal Revenue Code. Pursuant to the plan, the general partner fully matches contributions made by eligible employees to the plan up to 5% of an employee's base compensation. Contributions made by the general partner become fully vested after four years of continuous service. In addition, employees may contribute up to an additional 5% of base compensation which is not matched by the general partner. During 1994, 1995 and 1996, the Partnerships were charged $90,000, $78,000 and $90,000, respectively, for their shares of contributions made by the general partner to this plan (Note
    8).

8.  OTHER RELATED PARTY TRANSACTIONS

    Subsequent to the commencement of operations of the Partnerships, the general partner began to pay certain expenses as a convenience for the Partnerships. These expenses are reimbursed to the general partner at cost. The following represents the activity between the Partnerships and the general partner for the years ended December 31, 1994, 1995 and 1996:

FOR THE YEAR ENDED DECEMBER 31, 1994:                   NEA         NJEA

    Expenses paid by the general partner
          Payroll and related expenses               $1,270,000   $1,083,000
          Travel                                         85,000       85,000
          Office space and utilities                    202,000      202,000
          Professional fees, insurance and other        417,000      424,000
                                                     ----------   ----------

                                                      1,974,000    1,794,000
    Payments to the general partner                   2,029,000    1,849,000
                                                     ----------   ----------

    Payments in excess of expenses                       55,000       55,000
                                                     ----------   ----------

    Due from (to) general partner, Dec. 31, 1993         78,000      (42,000)
                                                     ----------   ----------

    Due from (to) general partner, Dec. 31, 1994     $  133,000   $   13,000
                                                     ==========   ==========


NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    FOR THE YEAR ENDED DECEMBER 31, 1995:                   NEA           NJEA

    Expenses paid by the general partner
       Payroll and related expenses                        $1,053,000    $  878,000
       Travel                                                  76,000        76,000
       Office space and utilities                             126,000       125,000
       Professional fees, insurance and other                 424,000       413,000
                                                           ----------    ----------

                                                            1,679,000     1,492,000
                                                           ----------    ----------
    Payments to the general partner                         1,457,000     1,457,000
                                                           ----------    ----------

    Expenses in excess of payments                           (222,000)      (35,000)
    Due from (to) general partner, December 31, 1994          133,000        13,000
                                                           ----------    ----------

    Due from (to) general partner, December 31, 1995       $  (89,000)   $  (22,000)
                                                           ==========    ==========


    FOR THE YEAR ENDED DECEMBER 31, 1996:                         NEA          NJEA

    Expenses paid by the general partner
    Payroll and related expenses                           $1,364,000    $1,311,000
       Travel                                                  95,000        95,000
       Office space and utilities                             128,000       128,000
       Professional fees, insurance and other                 827,000       830,000
                                                           ----------    ----------

                                                            2,414,000     2,364,000
                                                           ----------    ----------
    Payments to the general partner                         2,541,000     2,490,000
                                                           ----------    ----------

    Payments in excess of expenses                            127,000       126,000
    Due from (to) general partner, December 31, 1995          (89,000)      (22,000)
                                                           ----------    ----------

    Due from (to) general partner, December 31, 1996       $   38,000    $  104,000
                                                           ==========    ==========

9.  FINANCIAL INSTRUMENTS

    The Partnerships have made use of derivative financial instruments to hedge their exposure to fluctuations in both interest rates and the purchase price of natural gas.

    Under the project loan and credit agreement, the Partnerships were required to enter into fixed interest rate swap agreements as a means of managing exposure to the variable rate interest of

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    the original Partnerships borrowings. In conjunction with the refinancing, the Partnerships entered into counter swap agreements so that the Partnerships would no longer be exposed to changes in interest rates (Note
    5).

    The prices received by the Partnerships for power sales under their long-term sales contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. In order to mitigate the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain hedging transactions either through public exchanges such as the NYMEX, or by means of over-the-counter transactions with specific counter parties. The Partnerships hedge purchases of natural gas through the use of (a) natural gas call options that give the Partnerships the right, but not the obligation, to purchase specified quantities of natural gas at a pre-determined price; (b) natural gas purchase swap agreements that require the Partnerships to pay a price, fixed absolutely or within a specified range, in return for a variable price on a notional specified quantity of natural gas; and (c) forward purchases of natural gas.

    The Partnerships control the credit risk arising from these instruments through credit approvals, limits and monitoring procedures. There are no significant concentrations of credit risk. The Partnerships do not normally require collateral or other security to support financial instruments with credit risks.

    The following table sets forth the contract or notional amounts of these financial instruments. While indicating the size of the transaction entered into, the amounts do not represent the Partnerships' exposure to loss in the event of nonperformance by the counterparties involved. The Partnerships do not anticipate nonperformance by the counterparties.


                                    CONTRACT OR              CONTRACT OR
                                  NOTIONAL AMOUNT          NOTIONAL AMOUNT
                                  AT DECEMBER 31,          AT DECEMBER 31,
                                       1995                     1996
                              $                  MMBTU     $                  MMBTU


    Interest rate swap
       agreements                27,596,000        -         20,335,000         -
    Gas purchase swap
       agreements                    -         28,800,000         -         28,600,000
    Gas forward purchases            -            664,000         -            418,000


NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    The net effect on interest expense due to the interest rate swap agreements and the net gain/(loss) included in cost of power and steam sales resulting from the gas purchase options, swap agreements and forward purchases is as follows:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                              1994             1995             1996
    Net effect on interest expense -
       increase (decrease)              $   8,996,000   $    (486,000)     $     137,000

    Net (loss)/gain included in cost
       of power and steam sales              (466,000)       (448,000)         5,246,000


    The estimated fair value and related carrying amounts of certain financial instruments are as follows:

                                   DECEMBER 31, 1995                DECEMBER 31, 1996
                                                 RELATED                         RELATED
                               FAIR              CARRYING        FAIR            CARRYING
                               VALUE             AMOUNT          VALUE           AMOUNT
    ASSET (LIABILITY)            $                 $               $               $
    Loans payable          (635,897,000)      (539,566,000)   (564,075,000)    (514,362,000)
    Restricted cash          78,568,000         78,568,000      69,156,000       69,156,000
    Interest rate
      swap agreements        (3,654,000)        (3,654,000)     (2,022,000)      (2,022,000)
    Gas purchase
      swap agreements        (2,973,000)            -            1,671,000           -
    Gas forward purchases         -                 -             (143,000)          -


    The estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

    The following methods and assumptions were used to estimate the fair values of certain instruments:

    Loans payable - The fair value of loans payable is estimated by an independent third party valuation based on the fixed nature of the loans, the credit risk associated with such loans and the current borrowing environment available to the Partnerships.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Restricted cash - The fair value of restricted cash is estimated based upon the fixed yield and term of the investment and rates currently available to the Partnerships for deposits of similar maturities.

    Interest rate swap agreements - The fair value of interest rate swap agreements is the estimated amount that the banks would receive to terminate the swap agreements, taking into account current interest rates and the creditworthiness of the swap counterparties.

    Natural gas hedging instruments - The fair value of natural gas hedging instruments is based upon the amounts the Partnerships would be entitled to receive or required to pay if the contracts were terminated at the reporting date, taking into account the forward prices of natural gas on the reporting date, the fixed purchase prices of the contracts and the exercise dates of the contracts.

                       Report of Independent Accountants


To the Stockholders of IEC Funding Corp.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of IEC Funding Corp. at December 31, 1995 and 1996, and the results of its operations and its cash flows for the period from inception (November 3, 1994) through December 31, 1994 and for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Boston, Massachusetts
March 20, 1997

IEC FUNDING CORP.
BALANCE SHEET
--------------------------------------------------------------------------------

                                                         December 31,
                                                     1995          1996
                                                        (In thousands)
Assets

Current assets
 Cash                                                $      1    $      1
 Current portion of notes receivable from
  Northeast Energy Associates and North Jersey
  Energy Associates (the "Partnerships")               25,204      24,075
                                                     --------    --------

  Total current assets                                 25,205      24,076

Notes receivable from Partnerships                    514,362     490,287
                                                     --------    --------

  Total assets                                       $539,567    $514,363
                                                     ========    ========

Liabilities and Stockholders' Equity

Current liabilities
 Current portion of securities payable               $ 25,204    $ 24,075
                                                     --------    --------
  Total current liabilities                            25,204      24,075

Securities payable                                    514,362     490,287
                                                     --------    --------

  Total liabilities                                   539,566     514,362

Stockholders' equity
 Common stock, no par value, 10,000 shares
  authorized, issued and outstanding                        1           1
                                                     --------    --------

  Total liabilities and stockholders' equity         $539,567    $514,363
                                                     ========    ========

                     The accompanying notes are an integral
                      part of these financial statements.

IEC FUNDING CORP.
STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                          For the period
                          from inception
                        (November 3, 1994)     For the
                             through          year ended
                            December 31,      December 31,

                            1994      1995       1996
                                  (In thousands)
    Interest income     $ 4,305   $ 51,084   $ 49,404

    Interest expense     (4,305)   (51,084)   (49,404)
                         -------   --------   --------

       Net income        $  -      $  -       $  -
                         =======   ========   ========


                     The accompanying notes are an integral
                       part of these financial statements

IEC FUNDING CORP.
STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                 Common Stock
                                                 ------------
                                             Number                   Total
                                               of                  stockholders'
                                             shares      Amount       equity
                                                     (In thousands)

Issuance of common stock on November 14, 1994   10         $  1        $  1
                                              ----         ----        ----

Balance, December 31, 1994, 1995 and 1996       10         $  1        $  1
                                              ====         ====        ====



                    The accompanying notes are an integral
                      part of these financial statements

IEC FUNDING CORP.
STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH
--------------------------------------------------------------------------------

                                             For the period
                                             from inception
                                            (November 3, 1994)      For the
                                                through           year ended
                                              December 31,       December 31,
                                                 1994          1995           1996
                                                       (In thousands)
Cash flows from operating activities:
 Interest received from Partnerships           $   4,161       $ 51,084     $ 49,404
 Interest paid                                    (4,161)       (51,084)     (49,404)
                                               ---------       --------     --------


   Net cash provided by operating activities        -              -            -
                                               ---------       --------     --------
Cash flows from investing activities:
 Repayment of loans payable on
  behalf of Partnerships                        (431,168)          -            -
 Advances to Partnerships                       (128,832)          -            -
                                               ---------       --------     --------

   Net cash used for investing activities       (560,000)          -            -
                                               ---------       --------     --------

Cash flows from financing activities:
 Cash received from issuance of common stock           1           -            -
 Cash received from placement of securities      560,000           -            -
 Principal received from Partnerships               -            20,434       25,204
 Principal payments on debt                         -           (20,434)     (25,204)
                                               ---------       --------     --------

   Net cash provided by financing activities     560,001           -            -
                                               ---------       --------     --------

Net increase in cash                                   1           -            -

Cash at beginning of period                         -                 1            1
                                               ---------       --------     --------

Cash at end of period                          $       1       $      1     $      1
                                               =========       ========     ========



                    The accompanying notes are an integral
                      part of these financial statements

IEC FUNDING CORP.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  Nature of Business

    IEC Funding Corp. (the "Company") is a Delaware corporation that has been established as a special purpose funding corporation for the purpose of issuing the Securities described in Note 3. A majority of the common stock of the Company is owned by the partners of Northeast Energy Associates and North Jersey Energy Associates (the "Partnerships"). The Company acts as agent of the Partnerships with respect to the Securities and holds itself out as the agent of the Partnerships in all dealings with third parties relating to the Securities.

    The enactment in 1978 of the Public Utility Regulatory Policies Act ("PURPA") and the adoption of the regulations thereunder by the Federal Energy Regulatory Commission ("FERC") provided incentives for the development of power production facilities, such as cogeneration, by requiring electric utilities to purchase power generated by qualifying facilities.

    The Partnerships were organized in 1986 to develop, finance, construct, own, manage and operate two 300 megawatt gas-fueled cogeneration facilities, one in Bellingham, Massachusetts and one in Sayreville, New Jersey. During 1986, the Partnerships were granted permission by FERC to operate the proposed cogeneration facilities as qualifying facilities defined in PURPA and as defined in federal regulations.

2.  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  Placement of Securities

    On December 1, 1994, the Company executed a placement of securities to qualified institutional investors as defined in Rule 144A of the Securities Act of 1933 ("Rule 144A"). Borrowings outstanding are as follows:

                                                    December 31,
                                                1995           1996
    8.43% Senior Secured Notes Due 2000     $120,686,000   $ 95,482,000
    9.16% Senior Secured Notes Due 2002       31,500,000     31,500,000
    9.32% Senior Secured Bonds Due 2007      215,740,000    215,740,000
    9.77% Senior Secured Bonds Due 2010      171,640,000    171,640,000
                                            ------------   ------------

                                            $539,566,000   $514,362,000
                                            ============   ============

IEC FUNDING CORP.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    Effective February 10, 1995, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for purposes of effecting a public exchange offer whereby the securities listed above were exchanged for a new issue of securities (the "Securities"). The Securities have terms identical to the securities issued in accordance with Rule 144A.

    Interest on the above securities is payable semiannually on each June 30 and December 30, commencing December 30, 1994. Principal repayments are made semiannually commencing on June 30, 1995 and are in amounts stipulated in the trust indenture. Future principal payments are as follows:

    Year ending December 31,
          1997                     $  24,075,000
          1998                        21,563,000
          1999                        23,511,000
          2000                        26,333,000
          2001                        20,160,000
          Thereafter                 398,720,000
                                   -------------

                                   $ 514,362,000
                                   =============

    The Securities are not subject to optional redemption but are subject to mandatory redemption in certain limited circumstances involving the occurrence of an event of loss, as defined in the trust indenture, for which the Partnerships fail to or are unable to restore a facility. Additionally, the Partnerships may, at their option, repurchase all or part of the Securities with proceeds received from the release of cash collateral maintained as security for letters of credit.

    The proceeds of the Securities were used (a) to purchase the notes outstanding under the loan and credit agreement of the Partnerships and (b) to make loans to the Partnerships. In connection with these two transactions, the notes outstanding under the loan and credit agreement of the Partnerships were surrendered and new notes of the Partnerships were issued to the Company in an aggregate principal amount equal to the aggregate principal amount of the Securities (the "New Notes") and the loan and credit agreement of the Partnerships was assigned to the Company and amended and restated (the "Amended and Restated Credit Agreement").

    The Securities are unconditionally guaranteed, jointly and severally, by the Partnerships and are secured by a lien on, and a security interest in, substantially all of the assets of the Partnerships. Under the Amended and Restated Credit Agreement, the Partnerships are jointly and severally required to make scheduled payments on the New Notes on dates and in amounts identical to the scheduled payments of principal and interest on the Securities. The Securities, the guarantees thereon provided by the Partnerships and the New Notes are nonrecourse to the partners of the Partnerships and are payable solely from the collateral pledged as security.

IEC FUNDING CORP.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    The trust indenture governing the Securities contains certain restrictions on certain activities of the Partnerships, including the incurrence of additional indebtedness or liens, the payment of distributions to the partners, the cancellation of power sale and fuel supply agreements, the use of proceeds from the issuance of the Securities and the execution of mergers, consolidations and sales of assets.

    The fair value of the Securities and the notes receivable from the Partnerships at December 31, 1996 is estimated to be $564,075,000. The fair value of the Securities and the notes receivable from the Partnerships at December 31, 1995 was estimated to be $635,897,000. The fair value of the Securities and the notes receivable has been estimated based on the fixed nature of the Securities and the notes receivable, the credit risk associated with the Securities and the notes receivable and the current borrowing environment available to the Company.

    The financial statements of the Partnerships are included on pages 49 through 70.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVES OFFICERS OF THE GENERAL PARTNER

         All management functions of the Partnerships are the responsibility of the General Partner.

    The following table sets forth the names, ages and positions of the directors and executive officers of the General Partner and their positions with the General Partner.

     NAME               AGE        POSITION
     -----              ---        --------

Stephen B. Roy           50   President and Director
Peter A. Roy             46   Executive Vice President and Director
Jane L. Roy              41   Executive Vice President, Treasurer, Chief
                              Financial Officer and Director
Ellen S. Roy             37   Senior Vice President, Clerk and Director
Luciano Lauretti         34   Senior Vice President
Maureen P. Herbert       38   Vice President
George Briden            44   Vice President
Bruce A. Herzfelder      37   Senior Vice President
Leah Taylor Roy          36   Vice President
James Blakey             44   Vice President and General Counsel
Stephen R. Pritchard     39   Vice President


    Stephen B. Roy has been President of IEC since it was formed in March, 1986. From 1973 to 1986, he held construction and managment positions in various predecessor companies and, among other things, was responsible for work on the Doha West Power Station in Kuwait. He holds a B.A. degree from Harvard University and an M.B.A. degree from Harvard Business School.

    Peter A. Roy has been an Executive Vice President of IEC since it was formed in March, 1986. From 1974 to 1986, he held several positions in various predecessor companies, where he was responsible for marketing and daily operations. He attended Harvard University from 1971 to 1974.

    Jane L. Roy has been Vice President, Chief Financial Officer and Treasurer of IEC since it was formed in March, 1986. In 1992 she became an Executive Vice President. From 1984 to 1986, Ms. Roy worked for The Chase Manhattan Bank, N.A. where she was an Assistant Treasurer. She holds a B.A. degree from Harvard University and an M.P.A. degree from Harvard University's John F. Kennedy School of Government.

    Ellen S. Roy has been a Vice President of IEC since it was formed in March, 1986 and is responsible for managing government relations. In 1996 she became a Senior Vice President. Prior to joining IEC, Ms. Roy worked at Prudential Venture Capital, Inc. She holds a B.A. degree from Harvard University, an M.P.P. degree from Harvard University's John F. Kennedy School of Government and an M.B.A. degree from Massachusetts Institute of Technology.

    Luciano Lauretti has been a Vice President of IEC since 1990. In 1996 he became a Senior Vice President. From 1989 to 1990, Mr. Lauretti was an officer in Corporate Finance at Manufacturers Hanover Trust Company. Prior to 1988 he was an associate in corporate lending for The Chase Manhattan Bank, N.A. He holds a B.A. degree in Economics from Universidade de Sao Paulo and an M.B.A. degree from Columbia University.

    Maureen P. Herbert joined IEC in 1987 and served as Controller until 1991, at which time she became Vice President of Finance. Prior to joining IEC, Ms. Herbert was a senior consultant at Price Waterhouse. Ms. Herbert is a Certified Public Accountant and holds a B.S. degree in accounting and finance from Northeastern University.

    George Briden joined IEC in 1990 and served as Fuel Supply Manager until 1991, at which time he became a Vice President of Fuel Supply. From 1989 to 1990, Mr. Briden was employed by Equitrans, Inc., where he directed gas supply acquisitions. He holds a B.A. degree in Economics from Michigan State University and a Ph.D. degree in Economics from Brown University.

    Bruce A. Herzfelder has been a Vice President of IEC since 1991. In 1996 he became a Senior Vice President. From 1988 to 1991, he was an associate at the New York law firm of Davis, Polk & Wardwell. Prior to that, he clerked for a judge on the U.S. Court of Appeals. He holds a B.A. degree from Harvard University and a J.D. and an M.B.A. degree from the University of Chicago. He is a member of the bar in Massachusetts and New York.

    Leah Taylor Roy has been a Vice President of IEC since 1992. From 1986 to 1992, Ms. Roy was a consultant at McKinsey & Company. Ms. Roy holds a B.C. degree from the University of Toronto and an M.P.P. degree from Harvard University's John F. Kennedy School of Government.

    James Blakey joined IEC in 1992 and served as Corporate Counsel until 1995, at which time he became Vice President and General Counsel. From 1978 to 1992, Mr. Blakey was associated with the New York law firm of Kronish, Lieb, Weiner & Hellman, becoming a partner in 1987. Mr. Blakey holds an A.B. degree from Dartmouth College and a J.D. degree from Boston University. He is a member of the bar in Massachusetts, New York and Connecticut.

    Stephen R. Pritchard joined IEC in 1994 and served as Operations Manager until 1995, at which time he became Vice President of Operations. From 1981 to 1994, Mr. Pritchard held several responsible positions for the design, operations and maintenance of fossil power plants at Baltimore Gas and Electric Company. Mr. Pritchard holds a B.S. - Mechanical Engineering degree from Northeastern University and an M.B.A. degree from Loyola College. He is a registered Professional Engineer in the State of Maryland.

    Directors are elected annually and each elected director holds office until a successor is elected. The Board of Directors currently consists of three persons: Stephen B. Roy, Peter A. Roy and Ellen S. Roy. Officers are chosen from time to time by vote of the Board of Directors.

    Certain Relationships. Stephen, Peter, Jane and Ellen Roy are siblings. Peter, Jane and Ellen Roy are married, respectively, to Leah Taylor Roy, Luciano Lauretti and Bruce Herzfelder.

DIRECTORS AND EXECUTIVE OFFICERS OF IEC FUNDING

    The following table sets forth the names, ages and positions of the directors and executive officers of IEC Funding and their positions with IEC Funding. Directors are elected annually and each elected director holds office until a successor is elected. Officers are chosen from time to time by vote of the Board of Directors.

NAME                  AGE                              POSITION
--------------------  ---  ----------------------------------------------------------------

Stephen B. Roy         50  President, Assistant Treasurer, Assistant Secretary and Director

Ellen S. Roy           37  Vice President, Secretary, Assistant Treasurer and Director

Jane L. Roy            41  Vice President, Treasurer, Assistant Secretary and Director

Peter A. Roy           46  Vice President, Assistant Secretary and Assistant Treasurer

Maureen P. Herbert     38  Vice President

James Blakey           44  Vice President and
                           General Counsel


    For biographical information on each of the above listed persons, see "Management Directors and Executive Officers of the General Partner".


ITEM. 11  EXECUTIVE AND BOARD COMPENSATION AND BENEFITS

    None of the executive officers or directors of IEC Funding receive any compensation for their services as such. The directors and executive officers of IEC are compensated by IEC and are not entitled to any direct compensation from the Partnerships. However, IEC, all outstanding capital stock of which is owned by certain Sponsor Members, will be paid a fee by the Partnerships, as described under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-Fee."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


    The following information is given with respect to the partnership interests in NEA held by IEC, persons who are direct or indirect beneficial owners of more than 5% of such partnership interests or persons who are directors or executive officers of IEC:

                                    NAME OF                        NATURE OF BENEFICIAL     PERCENTAGE
TITLE OF CLASS                  BENEFICIAL OWNER (1)                   OWNERSHIP(2)         INTEREST
--------------                  --------------------                   ------------         --------

General Partnership Interest    Intercontinental Energy Corporation  General Partner          1.00%

Limited Partnership Interest    Stephen B. Roy                       Limited Partner         30.39%

Limited Partnership Interest    Peter A. Roy                         Limited Partner         20.89%(3)

Limited Partnership Interest    Mary Lou Roy                         Limited Partner         10.70%

Limited Partnership Interest    John R. Roy                          Limited Partner         10.20%

Limited Partnership Interest    Jane L. Roy                          Limited Partner          5.95%

Limited Partnership Interest    Ellen S. Roy                         Limited Partner          2.13%

Limited Partnership Interest    Luciano Lauretti                     Indirect                 1.00%

Limited Partnership Interest    Bruce A. Herzfelder                  Indirect                 1.00%

______________

(1) Each listed person has an address of Intercontinental Energy Corporation, 350 Lincoln Place, Hingham, Massachusetts 02043.

(2) None of the persons listed has the right to acquire beneficial ownership of securities as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

(3)  Includes interests owned by children of Peter A. Roy.

     The following information is given with respect to the partnership interests in NJEA held by IEC, persons who are direct or indirect beneficial owners of more than 5% of such partnership interests or persons who are directors or executive officers of IEC:

                                                                                                  PERCENTAGE
                                NAME OF                               NATURE OF  BENEFICIAL      OWNERSHIP
TITLE OF CLASS                  BENEFICIAL OWNER (1)                  OWNERSHIP(2)               INTEREST
------------------------------  -----------------------------------   ------------------------   --------------

General Partnership Interest    Intercontinental Energy Corporation   General Partner                 1.00%

Limited Partnership Interest    Stephen B. Roy                        Limited Partner                32.05%

Limited Partnership Interest    Peter A. Roy                          Limited Partner                22.04%(3)

Limited Partnership Interest    Mary Lou Roy                          Limited Partner                11.28%

Limited Partnership Interest    John R. Roy                           Limited Partner                10.75%

Limited Partnership Interest    Jane L. Roy                           Limited Partner                 6.27%

Limited Partnership Interest    Ellen S. Roy                          Limited Partner                 2.24%

Limited Partnership Interest    Luciano Lauretti                      Indirect                        1.00%

Limited Partnership Interest    Bruce A. Herzfelder                   Indirect                        1.00%

______________

(1) Each listed person has an address of Intercontinental Energy Corporation, 350 Lincoln Place, Hingham, Massachusetts 02043.

(2) None of the persons listed has the right to acquire beneficial ownership of securities as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

(3)  Includes interests owned by children of Peter A. Roy.

    Except as specifically provided or required by law, Limited Partners may not participate in the management or control of the Partnerships. Thus, although the General Partner has a 1% interest in each Partnership, it has sole responsibility for the management of each Partnership. All of the outstanding capital stock of the General Partner is currently owned, collectively, by certain of the Sponsor Members. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Affiliation of Partners of the Partnerships."

    The Partnerships are limited partnerships wholly owned by their Partners. Beneficial interests in the Partnerships are not available to any persons other than the Partners. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-- Affiliation of Partners of the Partnerships." Except as specified in the tables above, none of the executive officers of the General Partner has any beneficial ownership in the Partnerships.

    The following information is given with respect to the beneficial ownership of the outstanding capital stock of IEC Funding:

                        NAME OF
NATURE OF BENEFICIAL    BENEFICIAL                          PERCENTAGE
TITLE OF CLASS          OWNER                   OWNERSHIP    INTEREST
--------------          ----------              ---------    --------

Common Stock            Broad Street            2,500 shares  25.00%
                        Contract Services, Inc.
                        Two Wall Street
                        New York, NY 10005

Common Stock            Stephen B. Roy (1)(2)   1,875 shares  18.75%

Common Stock            Ellen S. Roy (1)(2)     1,875 shares  18.75%

Common Stock            Jane L. Roy (1)(2)      1,875 shares  18.75%

Common Stock            Peter A. Roy (2)(3)     1,875 shares  18.75%

Common Stock            All directors and
                        executive officers
                        as a group              7,500 shares  75.00%

________________

(1)  Director and executive officer of IEC Funding.

(2) Each person has an address of Intercontinental Energy Corporation, 350 Lincoln Place, Hingham, MA 02043.

(3)  Executive officer of IEC Funding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AFFILIATION OF PARTNERS OF THE PARTNERSHIPS

    Certain Sponsor Members own, directly or indirectly, 84% of the partnership interests in NEA and 88% of the partnership interests in NJEA. In addition, certain Sponsor Members collectively own all of the outstanding capital stock of IEC and are therefore able, collectively, to control the Partnerships. However, no agreement exists among the Sponsor Members to act in concert with respect to issues affecting the management of the General Partner or the Partnerships. It is a default under the terms of the Indenture for the Sponsor Members to own less than 25% of the equity interests of each Project and 51% of the voting stock of IEC.

MANAGEMENT FEE

    Fees payable by the Partnerships to IEC are limited to the management fee permitted under the Indenture, which consists of four components: (i) out of pocket costs payable to third parties (including allocated rent and independent legal, consulting and accounting fees and expenses), (ii) general administrative expenses allocable to the Projects, (iii) compensation (including salary and related benefits) of individuals that are not Sponsor Members and (iv) the amount determined as provided below. All costs identified in clauses (i), (ii) and (iii) may be included as part of the fee only to the extent such costs are certified by the Partnerships as being reasonably allocable to the Projects.
The amount identified in clause (iv) shall be $3.5 million for the calendar year beginning January 1, 1995, and subject to escalation thereafter as set forth in the Indenture.

    The Partnerships made direct or indirect payments to IEC and the Sponsor Members (excluding ratable distributions by the Partnerships to their Partners) aggregating approximately $6,148,000 during the year ended December 31, 1994, $6,480,000 during the year ended December 31, 1995 and $8,719,000 during the year ended December 31, 1996. Such payments are not necessarily indicative of amounts that will be payable by the Partnerships to IEC in the future, which will be determined as described in the preceding paragraph.

                                    PART IV

ITEM 14.                 EXHIBITS, FINANCIAL STATEMENT
                             SCHEDULES AND REPORTS
                                  ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.   FINANCIAL STATEMENTS
     Northeast Energy Associates, A Limited Partnership and
     North Jersey Energy Associates, A Limited Partnership

     Report of Independent Accountants

     Combined Balance Sheet at December 31, 1995 and 1996

     Combined Statement of Operations for the years ended December 31, 1994, 1995 and 1996

     Combined Statement of Partners' Deficit for the years ended December 31, 1994, 1995 and 1996

     Combined Statement of Cash Flows for the years ended December 31, 1994, 1995 and 1996

     Notes to Combined Financial Statements

     IEC FUNDING CORP.

     Report of Independent Accountants

     Balance Sheet at December 31, 1995 and 1996

     Statement of Operations for the period from inception (November 3, 1994) through December 31, 1994 and the years ended December 31, 1995 and 1996

     Statement of Stockholders' Equity for the period from inception (November 3, 1994) through December 31, 1994 and the years ended December 31, 1995 and 1996

     Statement of Cash Flows for the period from inception (November 3, 1994) through December 31, 1994 and the years ended December 31, 1995 and 1996

     Notes to Financial Statements

2.   FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(B)  REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed during the three months ended December 31, 1996.

(C)  EXHIBITS

Exhibit No.  Description of Exhibit
-----------  ----------------------

3.1*      Certificate of Incorporation of IEC Funding

3.2*      By-laws of IEC Funding

3.3* Amended and Restated Certificate of Limited Partnership of Northeast Energy Associates, A Limited Partnership, as filed with the Secretary of State of the Commonwealth of Massachusetts on March 31, 1986, as amended and restated on January 9, 1987 and November 6, 1987 and as further amended on July 6, 1989

 3.4* Amended and Restated Certificate of Limited Partnership of North Jersey Energy Associates, A Limited Partnership, as filed with the Secretary of State of the State of New Jersey on November 3, 1986, as amended and restated on January 14, 1987, June 25, 1987 and March 4, 1988

3.5* Certificate of Incorporation of Intercontinental Energy Corporation, a Massachusetts corporation ("IEC"), the sole general partner of the Partnerships (the "General Partner")

3.6*      By-laws of the General Partner

3.7*** Agreement of Limited Partnership of Northeast Energy Associates, A Limited Partnership, dated as of October 15, 1996

3.8*** Agreement of Limited Partnership of North Jersey Energy Associates, A Limited Partnership, dated as of October 15, 1996

4.1* Trust Indenture dated as of November 15, 1994, among the Partnerships, IEC Funding and State Street Bank and Trust Company, a Massachusetts banking corporation, as trustee (the "Trustee")

4.2* First Supplemental Indenture dated as of November 15, 1994, among the Partnerships, IEC Funding and the Trustee, including forms of the Securities

4.3* Credit Agreement dated as of December 1, 1994, among the Partnerships, each of the financial institutions referred to therein as a "Bank" (and collectively referred to as the "Banks") and Sanwa Bank Limited, New York Branch ("Sanwa"), as issuing bank (in such capacity, the "Issuing Bank") and as agent for the Banks and the Issuing Bank (in such capacity, the "Agent")

4.4* Collateral Agency Agreement dated as of December 1, 1994 (the "Collateral Agency Agreement"), among the Partnerships, IEC Funding, the Trustee, Sanwa, the Swap Providers (as defined therein) and State Street Bank and Trust Company, as Collateral Agent (in such capacity, the "Collateral Agent")

4.5* Amended and Restated Project Loan and Credit Agreement dated as of December 1, 1994, between the Partnerships and IEC Funding

4.6* Partnerships' Guarantee Agreement dated as of December 1, 1994, between the Partnerships and the Trustee

4.7* Registration Rights Agreement dated as of November 21, 1994, among the Partnerships, IEC Funding, Chase Securities, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated and Salomon Brothers, Inc.

4.8* Pledge, Trust and Intercreditor Agreement dated as of December 1, 1994 (the "Pledge, Trust and Intercreditor Agreement"), among the Partnerships, Sanwa, as "Bank Agent," as a "Bank" and as a "Letter of Credit Bank" (each as defined therein), Sanwa Bank Trust Company of New York, as trustee, the Collateral Agent and the Trustee

4.9* Assignment and Security Agreement dated as of December 1, 1994, between IEC Funding and the Collateral Agent

4.10* Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between the Partnerships, the General Partner and the Collateral Agent

4.11* Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NEA and the Collateral Agent

4.12* Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NJEA and the Collateral Agent

4.13* Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 1, 1994, made by NEA in favor of the Collateral Agent

4.14* Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Additional Properties) dated as of December 1, 1994, made by NEA in favor of the Collateral Agent

4.15* Amended and Restated Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 1, 1994, made by NJEA in favor of the Collateral Agent

4.16* Amended and Restated Stock Pledge Agreement dated as of December 1, 1994, between NJEA and the Collateral Agent

4.17* Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) (the "Existing Agent") and the Collateral Agent with respect to the Bellingham Mortgage dated as of June 28, 1989

4.18* Assignment of Mortgage dated as of December 1, 1994, between the Existing Agent and the Collateral Agent with respect to the Bellingham Mortgage dated August 10, 1989

4.19* Assignment of Mortgage dated as of December 1, 1994, between the Existing Agent and the Collateral Agent with respect to the Sayreville Mortgage dated June 28, 1989

4.20* Assignment of Security Agreements dated as of December 1, 1994, among the Existing Agent, the Collateral Agent, the Partnerships, IEC Funding and the General Partner

4.21* Stock Pledge Agreement dated as of December 1, 1994, among Broad Street Contract Services, Inc., Stephen B. Roy, Ellen S. Roy, Jane L. Roy, Peter A. Roy, the Partnerships and the Collateral Agent

10.1* Accommodation Agreement dated as of June 28, 1989, between NEA, Boston Edison Company, a Massachusetts corporation ("BECO"), Commonwealth Electric Company, a Massachusetts corporation ("Commonwealth"), Montaup Electric Company, a Massachusetts corporation ("Montaup"), and The Chase Manhattan Bank (National Association)

10.2.1* Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Sayreville O&M Agreement"), between NJEA and Westinghouse Electric Corporation, a Pennsylvania company ("Westinghouse")

10.2.2* Letter Agreement regarding the Sayreville Heat Rate dated June 23, 1993, between NJEA and Westinghouse

10.2.3* Letter Agreement regarding extension of the Sayreville O&M Agreement dated June 23, 1993, between Westinghouse and NJEA

10.2.4* Second Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Bellingham O&M Agreement"), between NEA and Westinghouse

10.2.5* Letter Agreement regarding the Bellingham Heat Rate dated June 23, 1993, between NEA and Westinghouse

10.2.6* Letter Agreement regarding extension of the Bellingham O&M Agreement dated June 23, 1993, between NEA and Westinghouse

10.2.7** Amendment No. 1 to the Bellingham O&M Agreement, dated as of May 1, 1995, by and between NEA and Westinghouse

10.3.1* Power Purchase Agreement dated as of April 1, 1986 (the "BECO I Power Purchase Agreement"), between NEA and BECO

10.3.2* First Amendment to the BECO I Power Purchase Agreement dated as of June 8, 1987, between BECO and NEA

10.3.3* Second Amendment to the BECO I Power Purchase Agreement dated as of June 21, 1989, between BECO and NEA

10.3.4* Power Purchase Agreement dated as of January 28, 1988 (the "BECO II Power Purchase Agreement"), between NEA and BECO

10.3.5* First Amendment to the BECO II Power Purchase Agreement dated as of June 21, 1989, between NEA and BECO

10.3.6* Power Sale Agreement dated as of November 26, 1986 (the "Commonwealth I Power Purchase Agreement"), between NEA and Commonwealth

10.3.7* First Amendment to the Commonwealth I Power Purchase Agreement dated as of August 15, 1988, between Commonwealth and NEA

10.3.8* Second Amendment to the Commonwealth I Power Purchase Agreement dated as of January 1, 1989, between Commonwealth and NEA

10.3.9* Power Sale Agreement dated as of August 15, 1988 (the "Commonwealth II Power Purchase Agreement"), between NEA and Commonwealth

10.3.10* First Amendment to the Commonwealth II Power Purchase Agreement dated as of January 1, 1989, between NEA and Commonwealth

10.3.11* Power Purchase Agreement dated as of October 17, 1986 (the "Montaup Power Purchase Agreement"), between NEA and Montaup

10.3.12* First Amendment to the Montaup Power Purchase Agreement dated as of June 28, 1989, between Montaup and NEA

10.3.13* Power Purchase Agreement dated as of October 22, 1987 (the "JCP&L Power Purchase Agreement"), between NJEA and Jersey Central Power & Light Company, a New Jersey corporation ("JCP&L")

10.3.14* First Amendment to the JCP&L Power Purchase Agreement dated as of June 16, 1989, between JCP&L and NJEA

10.4.1* Firm Transportation Service Agreement dated as of February 28, 1994, among CNG Transmission Corporation, a Delaware corporation ("CNG"), NEA, ProGas U.S.A., Inc., a Delaware corporation ("ProGas USA") and ProGas Limited, a Canadian corporation ("ProGas")

10.4.2* Firm Gas Transportation Agreement (Rate Schedule X-320) dated as of February 27, 1991, between NEA and Transcontinental Gas Pipe Line Corporation, a Delaware corporation ("Transco")

10.4.3* Rate Schedule X-35 Firm Gas Transportation Agreement dated as of October 1, 1993, between NEA and Algonquin Gas Transmission Company, a Delaware corporation ("Algonquin")

10.4.4* Service Agreement for Rate Schedule FTS-5 dated as of February 16, 1994, between NEA and Texas Eastern Transmission Corporation, a Delaware corporation ("Texas Eastern")

10.4.5* ProGas/TransCanada NE Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada Pipelines Limited, an Ontario corporation ("TransCanada")

10.4.6* Northeast Gas Substitution Agreement dated as of July 30, 1993, among ProGas, NEA and TransCanada

10.4.7* Northeast Notice and Consent dated as of July 30, 1993, among NEA, ProGas and TransCanada

10.4.8* ProGas NE Producer Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada

10.4.9* Firm Transportation Service Agreement dated as of February 28, 1994, among CNG, NJEA, ProGas USA and ProGas

10.4.10* Firm Gas Transportation Agreement (Rate Schedule X-319) dated as of February 27, 1991, between Transco and NJEA

10.4.11* Service Agreement for Rate Schedule FTS-5 dated as of February 16, 1994, between Texas Eastern and NJEA

10.4.12* ProGas/TransCanada NJ Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada

10.4.13* North Jersey Gas Substitution Agreement dated as of July 30, 1993, among ProGas, NJEA and TransCanada

10.4.14* North Jersey Notice and Consent dated as of July 30, 1993, among NJEA, ProGas and TransCanada

10.4.15* ProGas NJ Producer Assignment dated as of July 30, 1993, between ProGas and TransCanada

10.4.16* Gas Purchase and Sales Agreement dated as of May 4, 1989 (the "PSE&G Agreement"), between NJEA and Public Service Electric and Gas Company, a New Jersey corporation ("PSE&G")

10.5.1* Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NEA

10.5.2* Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NJEA

10.5.3** Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT dated as of February 1, 1996, by and between CNG and NEA

10.5.4** Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT dated as of February 1, 1996, by and between CNG and NJEA

10.6.1* Gas Purchase Contract dated as of May 12, 1988 (the "Bellingham ProGas Agreement"), between ProGas and NEA

10.6.2* First Amending Agreement to the Bellingham ProGas Agreement dated as of April 17, 1989, between ProGas and NEA

10.6.3* Second Amending Agreement to the Bellingham ProGas Agreement dated as of June 23, 1989, between ProGas and NEA

10.6.4* Amending Agreement to the ProGas Agreements (as defined below) dated as of November 1, 1991, between ProGas, NEA and NJEA

10.6.5* Third Amending Agreement to the Bellingham ProGas Agreement dated as of July 30, 1993, between ProGas and NEA

10.6.6* Letter Agreement regarding the Bellingham ProGas Agreement dated as of September 14, 1992, between ProGas and NEA

10.6.7* Letter Agreement regarding the Bellingham ProGas Agreement dated as of July 30, 1993, between ProGas and NEA

10.6.8* Gas Purchase Contract dated as of May 12, 1988 (the "Sayreville ProGas Agreement," and together with the Bellingham ProGas Agreement, the "ProGas Agreements"), between ProGas and NJEA

10.6.9* First Amending Agreement to the Sayreville ProGas Agreement dated April 17, 1989, between ProGas and NJEA

10.6.10* Second Amending Agreement to the Sayreville ProGas Agreement dated June 23, 1989, between ProGas and NJEA

10.6.11* Third Amending Agreement to the Sayreville ProGas Agreement dated July 30, 1993, between ProGas and NJEA

10.6.12* Letter Agreement regarding the Sayreville ProGas Agreement dated as of September 14, 1992, between ProGas and NJEA, as amended as of April 22, 1994 by Letter Agreement between ProGas and NJEA

10.6.13* Letter Agreement regarding the Sayreville ProGas Agreement dated July 30, 1993, between ProGas and NJEA

10.7.1* Amended and Restated Steam Sales Agreement dated as of December 21, 1990, between NEA and NECO-Bellingham, Inc., a Massachusetts corporation ("NECO")

10.7.2* Industrial Steam Sales Contract dated as of June 5, 1989, between NJEA and Hercules Incorporated, a Delaware corporation ("Hercules")

10.8.1* Letter agreement regarding Bellingham Project power transmission arrangements dated June 29, 1989, between NEA and BECO

10.8.2* Letter agreement regarding Bellingham Project power transmission arrangements dated June 6, 1989, between NEA and Commonwealth

10.8.3* Letter agreement regarding Bellingham Project power transmission arrangements dated June 28, 1989, between NEA and Montaup

10.9* Amended and Restated Interconnection Agreement dated as of September 24, 1993, between BECO and NEA

10.10.1* Amended and Restated Lease Agreement dated as of December 21, 1990, between NEA and NECO

10.10.2* Carbon Dioxide Agreement dated as of December 21, 1990, between NECO and Praxair, Inc., as successor to Liquid Carbonic Carbon Dioxide Corporation ("Praxair")

10.10.3* BOC Gases Carbon Dioxide Agreement dated as of December 21, 1990, between NECO and the BOC Gases of the BOC Group, Inc., a Delaware corporation (BOC Gases)

10.10.4* Assignment and Security Agreement dated as of December 1, 1991, between NECO and NEA

10.10.5***  Operation and Maintenance Agreement by and between NECO-Bellingham,
            Inc. as Lessee and Westinghouse Operating Services Company, Inc. as Operator for the Bellingham Project Carbon Dioxide Recovery Facility dated as of May 1, 1995

10.10.5.1 Guaranty of Contract for Operation and Maintenance dated May 12, 1995 by Westinghouse Electric

10.10.6* Licensing Agreement for the Fluor Daniel Carbon Dioxide Recovery Process dated as of June 28, 1989, between Fluor Daniel Inc., a California corporation ("Fluor Daniel"), and NEA

10.11.1* Ground Lease Agreement dated as of June 28, 1989, between NJEA and IEC Urban Renewal Corporation, a New Jersey corporation ("URC")

10.11.2*  Agreement of Sublease dated as of June 28, 1989, between URC and NJEA

10.11.3* Lease of Property dated as of June 1, 1986, between Prestwich Corporation and the General Partner

10.12.1* Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust Company of New York, as trustee under the Pledge, Trust and Intercreditor Agreement

10.12.2* Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust Company of New York, as trustee under the Pledge, Trust and Intercreditor Agreement

10.13* Agreement between the Water and Sewer Commissioners of the Town of Bellingham and NEA dated as of December 13, 1988 and December 30, 1988, respectively

10.14* Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated June 29, 1989, by NEA in favor of BECO, Commonwealth and Montaup

10.15*** Declaration of Easements, Covenants, and Restrictions dated as of June 28, 1989 by NEA

12*       Statements regarding computation of ratios

21*       Subsidiaries of NJEA



___________________

* Incorporated herein by reference from the Registration Statement on Form S-4, file no. 33- 87902, filed with the Securities and Exchange Commission by IEC Funding on February 9, 1995, as amended.

** Incorporated herein by reference from the Annual Report on Form 10-K filed by IEC Funding and the Partnerships on April 1, 1996.

*** Incorporated herein by reference from the Quarterly Report on Form 10-Q filed by IEC Funding and the Partnerships on November 14, 1996.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, IEC Funding Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               IEC FUNDING CORP.


Date:  March 28, 1997          By:/s/ Jane L. Roy
                                  --------------------------------------------
                                  Jane L. Roy
                                  Vice President, Chief Financial Officer
                                  and Treasurer (Principal Financial Officer
                                  and Principal Accounting Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature              Title                           Date
    ---------              -----                           ----



/s/ Stephen B. Roy    President and Director
--------------------  (Principal Executive Officer)        March 28, 1997
Stephen B. Roy


/s/ Jane L. Roy       Vice President, Chief Financial Officer
--------------------  and Treasurer and Director (Principal Financial Officer
Jane L. Roy           and Principal Accounting Officer)    March 28, 1997



/s/ Ellen S. Roy      Vice President,
--------------------  Secretary and Director               March 28, 1997
Ellen S. Roy

                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, North Jersey Energy Associates, A Limited Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       NORTH JERSEY ENERGY ASSOCIATES,
                       A LIMITED PARTNERSHIP

                       By: INTERCONTINENTAL ENERGY CORPORATION,
                           As General Partner

Date:  March 28, 1997      By: /s/ Jane L. Roy
                           --------------------------------------
                               Jane L. Roy
                               Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer
                               and Principal Accounting Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                   Title                         Date
   ---------                   -----                         ----



/s/ Stephen B. Roy          President and Director
-----------------------     (Principal Executive Officer)    March 28, 1997
Stephen B. Roy


/s/ Peter A. Roy            Executive Vice President,
-----------------------     and Director                     March 28, 1997
Peter A. Roy


/s/ Ellen S. Roy            Vice President, Clerk
-----------------------     and Director                     March 28, 1997
Ellen S. Roy

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, Northeast Energy Associates, A Limited Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         NORTHEAST ENERGY ASSOCIATES,
                         A LIMITED PARTNERSHIP

                         By: INTERCONTINENTAL ENERGY CORPORATION,
                             As General Partner



Date:  March 28, 1997        By: /s/ Jane L. Roy
                                 -------------------------------------
                                 Jane L. Roy
                                 Executive Vice President, Chief Financial
                                 Officer and Treasurer (Principal Financial
                                 Officer and Principal Accounting Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                       Title                           Date
 ---------                       -----                           ----


/s/ Stephen B. Roy               President and Director
-------------------------        (Principal Executive Officer)   March 28, 1997
Stephen B. Roy


/s/ Peter R. Roy                 Executive Vice President,
--------------------------       and Director                    March 28, 1997
Peter R. Roy


/s/ Ellen S. Roy                 Vice President, Clerk
--------------------------       and Director                    March 28, 1997
Ellen S. Roy

APPENDIX A

DEFINED TERMS


     Unless the context requires otherwise, any reference in this Form 10-K to any agreement shall mean such agreement and all schedules, exhibits and attachments thereto as amended, supplemented or otherwise modified and in effect from time to time. Unless otherwise stated, any reference in this Form 10-K to any person or entity shall include its successors and assignees and, in the case of any government authority, any entity succeeding to its functions and capacities. All terms defined herein used in the singular shall have the same meanings when used in the plural and vice versa.


     "Accommodation Agreement" means the Accommodation Agreement dated as of June 28, 1989, among NEA, Commonwealth, Boston Edison and Montaup.

     "Avoided Costs" means, in connection with any Power Purchase Agreement, the applicable Power Purchaser's time-differentiated avoided costs of energy applicable to deliveries of energy from the applicable Project.

     "Algonquin" means Algonquin Gas Transmission Company, a Delaware corporation.

     "Bellingham Additional Mortgage" means the Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Additional Properties) granted by NEA to the Collateral Agent with respect to certain real estate owned by NEA adjacent to the Bellingham Site.

     "Bellingham O&M Agreement" means the Second Amended and Restated Operations and Maintenance Agreement dated as of June 28, 1989, between NEA and the Operator (as successor to Westinghouse Electric).

     "Bellingham O&M Fee" means the monthly fee required to be paid by NEA to the Operator pursuant to the Bellingham O&M Agreement.

     "Bellingham Power Purchase Agreements" means the Boston Edison I Contract, the Boston Edison II Contract, the Commonwealth I Contract, the Commonwealth II Contract and the Montaup Contract.

     "Bellingham Power Purchasers" means Boston Edison, Commonwealth and
Montaup.

     "Bellingham ProGas Agreement" means the Gas Purchase Contract dated as of May 12, 1988, between NEA and ProGas.

     "Bellingham Project" means the natural gas-fired electrical and steam generating plant owned by NEA and located on the Bellingham Site, including all electrical and steam generating components, and all electrical, steam and natural gas interconnection facilities and structures, associated materials handling and environmental control equipment and ancillary structures, equipment and systems.

     "Bellingham Project Documents" means, individually and collectively, certain existing agreements and documents specified in the Indenture (which include the Bellingham Power Purchase Agreements, the Bellingham Gas Agreements, the Bellingham Steam Sales Agreement and the NECO Lease), as any of the same may from time to time be amended, modified or supplemented, together with all Additional Project Documents to which NEA is a party or which relate to all or any part of the Bellingham Project or the Carbon Dioxide Plant.

     "Bellingham Project Mortgage" means the Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing granted by NEA to the Collateral Agent with respect to the Bellingham Site and all related improvements and fixtures thereon owned by NEA.

     "Bellingham Site" means the approximately 44-acre site on the upper Charles River in the town of Bellingham, Massachusetts, on which the Bellingham Project and the Carbon Dioxide Plant are located.

     "Bellingham Steam Sales Agreement" means the Amended and Restated Steam Sales Agreement dated as of December 21, 1990, between NEA and NECO.

     "BOC Gases" means the BOC Gases Division of the BOC Group, Inc., a Delaware corporation.

     "Boston Edison" means Boston Edison Company, a Massachusetts corporation.

     "Boston Edison I Contract" means the Power Purchase Agreement dated as of April 1, 1986, between NEA and Boston Edison.

     "Boston Edison II Contract" means the Power Purchase Agreement dated as of January 28, 1988, between NEA and Boston Edison.

     "Boston Edison Interconnection Agreement" means the Amended and Restated Interconnection Agreement dated as of September 24, 1993, between Boston Edison and NEA.

     "Carbon Dioxide Plant" means the carbon dioxide production facility owned by NEA and located adjacent to the Bellingham Project on the Bellingham Site and all equipment and facilities ancillary thereto.

     "CNG" means CNG Transmission Corporation, a Delaware corporation.

     "CO" means carbon monoxide.

     "Collateral" means, collectively, all of the collateral mortgaged, pledged or assigned to the Collateral Agent by any of the Company, each Partnership, IEC and the holders of IEC Funding's capital stock, in each case pursuant to the granting and assigning clauses of the applicable Security Documents.

     "Commonwealth" means Commonwealth Electric Company, a Massachusetts corporation.

     "Commonwealth I Contract" means the Power Sale Agreement dated as of
      November 26, 1986, between NEA and Commonwealth.

     "Commonwealth II Contract" means the Power Sale Agreement dated as of
      August 15, 1988, between NEA and Commonwealth.

     "Company" means IEC Funding Corp., a Delaware corporation.

     "Daily Bellingham Quantity" means 48,817 MMBtu of natural gas.

     "Daily Sayreville Quantity" means 22,019 MMBtu of natural gas.

     "Dekatherm" or "Dth" means one MMBtu.

     "DOE" means the United States Department of Energy.

     "Dollars" and "$" means lawful money of the United States.

     "Energy Bank" or "Energy Bank Obligations" means an account recording the liability of a Partnership to a Power Purchaser representing cumulative payments made to such Partnership by such Power Purchaser under the applicable Power Purchase Agreement in excess of such Power Purchaser's Avoided Costs, determined in accordance with such Power Purchase Agreement.

     "EPA" means the Environmental Protection Agency of the United States.

     "Exchange Act" means the Securities Exchange Act of 1934, as amended.

     "Exchange Offer" means the offer by IEC Funding, upon the terms and subject to the conditions set forth in the Prospectus and the accompanying Letter of Transmittal, to exchange its 8.43% Senior Secured Notes Due 2000, Series A, its 9.16% Senior Secured Notes Due 2002, Series A, its 9.32% Senior Secured Bonds Due 2007, Series A and its 9.77% Senior Secured Bonds Due 2010, Series A for an equal principal amount of its issued and outstanding 8.43% Senior Secured Notes Due 2000, 9.16% Senior Secured Notes Due 2002, 9.32% Senior Secured Bonds Due 2007 and 9.77% Senior Secured Bonds Due 2010.

     "Existing Loan Agreement" means the Project Loan and Credit Agreement dated as of June 28, 1989, as amended, among the Partnerships as borrowers, IEC, Chase as Issuing Bank and as Agent for the Banks, The Bank of New York (as successor to Irving Trust Company) as Co-Agent and the Banks.

     "Extended Gas Service" means the sale and delivery of gas to NJEA by PSE&G for days on which the mean daily temperature for Newark, New Jersey is 22-F or below.

     "FERC" means the United States Federal Energy Regulatory Commission.

     "FERC Regulations" means all rules and regulations promulgated by FERC.

     "Fluor Daniel" means Fluor Daniel Inc., a California corporation.

     "FPA" means the Federal Power Act of 1925, as amended.

     "General Partner" means IEC, the general partner of each Partnership.

     "Heat Rate" means the number of Btus of heat produced per kilowatt-hour of electrical energy produced.

     "Hercules" means Hercules Incorporated, a Delaware corporation.

     "IEC" means Intercontinental Energy Corporation, a Massachusetts corporation.

     "IEC Funding" means IEC Funding Corp., a Delaware corporation and the issuer of the Securities.

     "Import Point" means the point of interconnection between the TransCanada pipeline and CNG's pipeline at Niagara Falls, Ontario/Niagara Falls, New York.

     "Indenture" means the Trust Indenture dated as of November 15, 1994, entered into by IEC Funding, the Partnerships and the Trustee providing for the issuance of the Securities.

     "JCP&L" means Jersey Central Power & Light Company, a New Jersey corporation.

     "JCP&L Contract" means the Power Purchase Agreement dated as of October 22, 1987 entered into by NJEA and JCP&L.

     "Kilowatt" or "KW" means one thousand watts.

     "Kilowatt-hours" or "Kwh" means a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour.

     "Limited Partners" means the limited partners of the Partnerships.

     "Long-term Gas Arrangements" means the Bellingham Gas Agreements and the Sayreville Gas Agreements.

     "Long-term Gas Storage Agreements" means the Bellingham Gas Storage Agreement and the Sayreville Gas Storage Agreement.

     "Long-term Gas Supply Agreements" means the Bellingham ProGas Agreement, the Sayreville ProGas Agreement and the PSE&G Contract.

     "Long-term Gas Transportation Agreements" means the Bellingham Gas Transportation Agreements and the Sayreville Gas Transportation Agreements.

     "Massachusetts Electric Company" means Massachusetts Electric Company, a Massachusetts corporation.

     "MBtu" means one thousand Btus.

     "Mcf" means one thousand cubic feet of gas at 60-F and at a pressure of
14.73 pounds per square inch absolute.

     "Medway Substation" means the Medway Substation of Boston Edison, located in Medway, Massachusetts.

     "Megawatt" or "MW" means one million watts.

     "Megawatt hour" or "MWH" means one thousand kilowatt-hours.

     "MMBtu" means one million Btus.

     "Montaup" means Montaup Electric Company, a Massachusetts corporation.

     "Montaup Contract" means the Power Purchase Agreement dated as of October 17, 1986, between NEA and Montaup.

     "NEA" means Northeast Energy Associates, A Limited Partnership, a Massachusetts limited partnership.

     "NECO" means NECO-Bellingham, Inc., a Massachusetts corporation.

     "NECO Lease" means the Amended and Restated Lease dated as of December 21, 1990, between NEA and NECO.

     "NEPOOL" means the New England Power Pool.

     "NEPOOL Agreement" means the NEPOOL Agreement dated September 1, 1971.

     "Net Electrical Capability" means the sum of the nameplate rating of the generators for each Project, as designated by the manufacturer and expressed in megawatts, less allowance for station service, at which such Project is designed to operate continuously in a reasonable and prudent manner under ISO conditions in accordance with good utility practice.

     "New Notes" means (a) the promissory notes of the Partnerships issued to the Company on the Closing Date pursuant to the Amended and Restated Credit Agreement, which notes were issued (x) to amend and restate the Existing Notes and (y) to evidence the Closing Date Company Loan, together with (b) any promissory notes issued by the Partnerships to the Company subsequent to the Closing Date in accordance with the terms of the Amended and Restated Credit Agreement.

     "New Securities" means the 8.43% Senior Secured Notes Due 2000, Series A, the 9.16% Senior Secured Notes Due 2002, Series A, the 9.32% Senior Secured Bonds Due 2007, Series A and the 9.77% Senior Secured Bonds Due 2010, Series A.

     "1933 Act" means the Securities Act of 1933, as amended.

     "1990 Amendments" means the 1990 Amendments to the Federal Clean Air Act of
       1955.

     "NJBRC" means the New Jersey Board of Regulatory Commissioners.

     "NJEA" means North Jersey Energy Associates, A Limited Partnership, a New Jersey limited partnership.

     "NO\\x\\" means Nitrous Oxide.

     "O&M Agreements" means the Bellingham O&M Agreement and/or the Sayreville O&M Agreement, as applicable, together with any replacements therefor (including any extensions or modifications thereof).

     "Old Securities" means the issued and outstanding 8.43% Senior Secured Notes Due 2000, the 9.16% Senior Secured Notes Due 2002, the 9.32% Senior Secured Bonds Due 2007 and the 9.77% Senior Secured Bonds Due 2010.

     "Operator" means Westinghouse Services.

     "Partner" means the General Partner and each Limited Partner.

     "Partnerships" means NEA and NJEA.

     "Person" means any individual, sole proprietorship, corporation, partnership, joint venture, limited liability company, trust, unincorporated association, institution, Government Authority or any other entity.

     "PJM Interconnected Power Pool" means the Pennsylvania/New Jersey/Maryland interconnected power pool.

     "PJM Agreement" means the PJM Agreement dated September 26, 1956, as amended.

     "Policy Act" means the Energy Policy Act of 1992.

     "Power Purchase Agreements" means individually and collectively, the Boston Edison I Contract, the Boston Edison II Contract, the Commonwealth I Contract, the Commonwealth II Contract, the Montaup Contract and the JCP&L Contract, and any Additional Project Document (other than a Non-Material Project Document) providing for the sale of electric energy or capacity from the Projects.

     "Power Purchasers" means Boston Edison, Commonwealth, JCP&L and Montaup and any other Person (other than the Partnerships) party to a Power Purchase Agreement.

     "Praxair" means Praxair, Inc., the sucessor to Liquid Carbonic Carbon Dioxide Corporation.

     "ProGas" means ProGas Limited, an Alberta corporation.

     "ProGas Agreements" means the Bellingham ProGas Agreement and the Sayreville ProGas Agreement.

     "Projects" means, collectively, the Bellingham Project and the Sayreville Project.

     "Prudent Utility Practices" means the practices, methods and standards generally followed by the independent power and electric utility industry with respect to the design, construction, operation and maintenance of electric generating equipment of the type applicable to the Projects, and which practices, methods and standards generally conform to operation and maintenance standards recommended by the applicable Project's equipment suppliers and manufacturers.

     "PSE&G" means Public Service Electric and Gas Company, a New Jersey corporation.

     "PSE&G Contract" means the Gas Purchase and Sales Agreement dated as of May 4, 1989, as amended, between NJEA and PSE&G.

     "PUHCA" means the Public Utility Holding Company Act of 1935, as amended.

     "PURPA" shall mean the Public Utility Regulatory Policies Act of 1978, as amended, and the regulations promulgated thereunder.

     "QF" or "Qualifying Facility" means a "qualifying cogeneration facility" in accordance with PURPA and the rules and regulations of FERC under PURPA relating thereto.

     "Qualifying Facility Power Purchase Rate" means that energy rate filed from time to time by each of the Bellingham Power Purchasers and approved by the Massachusetts Department of Public Utilities.

     "Sayreville Mortgage" means the Amended and Restated Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing to be granted by NJEA to the Collateral Agent with respect to the Sayreville Site and all related improvements and fixtures thereon owned by NJEA.

     "Sayreville O&M Agreement" means the Amended and Restated Operations and Maintenance Agreement dated as of June 28, 1989, between NJEA and the Operator (as successor to Westinghouse Electric).

     "Sayreville O&M Fee" means the monthly fee required to be paid by NJEA to the Operator pursuant to the Sayreville O&M Agreement.

     "Sayreville ProGas Agreement" means the Gas Purchase Contract dated as of May 12, 1988, between NJEA and ProGas.

     "Sayreville Project" means the natural gas-fired electrical and steam generating plant owned by NJEA and located on the Sayreville Site, including all electrical and steam generating components, and all electrical, steam and natural gas interconnection facilities and structures, associated materials handling and environmental control equipment and ancillary structures, equipment and systems.

     "Sayreville Project Documents" means, individually and collectively, certain existing agreements and documents specified in the Indenture (which include the JCP&L Contract, the Sayreville Gas Agreements and the Sayreville Steam Sales Agreement), as any of the same may from time to time be amended, modified or supplemented, together with all Additional Project Documents to which NJEA is a party or which relate to all or any part of the Sayreville Project.

     "Sayreville Site" means the approximately 49-acre site in the Borough of Sayreville, New Jersey, on which the Sayreville Project is located.

     "Sayreville Steam Sales Agreement" means the Industrial Steam Sales Contract dated as of June 5, 1989, as amended, between NJEA and Hercules.

     "SEC" means the United States Securities and Exchange Commission.

     "Second Mortgage" means the Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of June 28, 1989, by NEA in favor of Boston Edison, Commonwealth and Montaup.

     "Secured Parties" shall have the meaning ascribed thereto in the Collateral Agency Agreement entered into by State Street Bank and Trust Company, as collateral agent (the "Collateral Agent"), the Company, the Partnerships and others. The Secured Parties include the Holders of the Securities (represented by the Trustee), the Working Capital Banks, the Swap Banks (as defined in the Collateral Agency Agreement), if any, the Collateral Agent and the Trustee.

     "Securities" means the Old Securities and the New Securities.

     "Security Documents" means the mortgages and other security agreements pursuant to which the Partnerships, the Company, IEC and the holders of the Company's capital stock grant liens to the Collateral Agent for the benefit of the Secured Parties.

     "Sponsor Members" means, individually and collectively, (i) each of John R. Roy and Mary Lou Roy, (ii) any lineal descendant or any spouse of any lineal descendant of any of the foregoing (excluding Jock Roy and his spouse and their lineal descendants and their spouses) and (iii) the heirs, executors, legal representatives and administrators of any of the foregoing.

     "TransCanada" means Trans Canada Pipelines Limited, an Ontario corporation.

     "Transco" means Transcontinental Gas Pipe Line Corporation, a Delaware corporation.

     "Westinghouse Electric" means Westinghouse Electric Corporation, a Pennsylvania corporation.

     "Westinghouse Services" means Westinghouse Operating Services Company, a Delaware corporation and a subsidiary of Westinghouse Electric.

                               EXHIBIT 10.10.5.1

                   WESTINGHOUSE ELECTRIC CORPORATION GUARANTY

NECO-Bellingham, Inc.
11104 West Airport Boulevard
Suite 160
Stafford, Texas  77477

Gentlemen:

Reference is made to the Contract between NECO-Bellingham, Inc. ("Lessee") and Westinghouse Operating Services Company, Inc. ("WOSC") for the Bellingham Project Carbon Dioxide Recovery Facility ("Contract"). WOSC is a wholly owned subsidiary of Westinghouse Electric Corporation ("WELCO"). In connection with said Contract, WELCO agrees as follows:

     1. Unless otherwise noted, capitalized terms used in this letter shall have the meanings assigned to such terms in the Contract.

     2. In consideration of one dollar and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, WELCO, on behalf of itself, its successors, and permitted assigns, irrevocably and unconditionally guarantees to Lessee, its successors, and permitted assigns, the prompt, full and faithful observance, fulfillment and performance by WOSC of each of the obligations, responsibilities, and undertakings to be carried out, performed or observed by WOSC to the extent and under the terms and conditions set forth in the Contract.

     3. If at any time WOSC, its successors, or permitted assigns, fails, neglects or refuses to timely or fully perform any of its obligations, responsibilities, or undertakings as expressly provided in the terms and conditions of the Contract, and if within fifteen (15) days after written notice of such failure, WOSC has not commenced corrective action to the extent required by the Contract, then upon receipt of written notice from Lessee specifying the failure, WELCO shall perform, or cause to be performed, any such obligation, responsibility, or undertaking as required pursuant to the terms and conditions of the Contract, including without limitation all payment obligations under the Contract.

     4. With respect to any claim, action or proceeding against WELCO in connection with this guaranty, WELCO shall be entitled to assert only those defenses which WOSC would be able to assert if such claim, action or proceeding were to be asserted or instituted against WOSC based upon the Contract.

     5. WELCO covenants and agrees with Lessee, its successors, and permitted assigns, that (i) any amendments, modifications or supplements to the Contract, or (ii) the giving of any consent by Lessee or WOSC to any permitted assignment of the Contract, or (iii) the waiver of the performance or observance by WOSC of any agreement, covenant, term or condition to be performed or observed by WOSC, or (iv) the lease, sale, transfer or conveyance of the Equipment or any interest to any party, may all or any of them be made and done without notice to, or the consent of, WELCO and without in any way affecting, changing or releasing WELCO from its obligations hereunder.

     6.   With respect to this Guaranty, WELCO represents the following:

          (i) that it is a corporation duly organized, validly existing and in good standing under Pennsylvania laws and that the execution, delivery and performance of this Guaranty has been duly authorized by all requisite corporate action and will not violate any provision of any governmental rule, regulation or ordinance, its charter or by-laws or any indenture, agreement or instrument to which it is a party; and

          (ii) that it is not in violation of any applicable law, statute, order, rule or regulation promulgated or judgment entered by any federal, state, local or governmental authority which violations, individually or in the aggregate, would affect WELC's guaranty of WOSC's performance of its obligations under the Contract; and

          (iii) that it is not a party to any legal, administrative, arbitral, investigatory or other proceeding or controversy pending, or, to the best of WELCO's knowledge, threatened, which would adversely affect WELCO's ability to guaranty WOSC's performance of its obligations under the Contract.

     7. This Guaranty shall be governed by and interpreted under the substantive laws of the State of New York, United States of America, excluding rules governing conflicts of laws. Any dispute arising under or relating to this guaranty shall be resolved according to the provisions set forth in Article 13, Dispute Resolution, of the Contract.

     Very truly yours,

     /s/ Paul Loch
     ---------------------------------

     General Manager
     EnergyServices Division
     Westinghouse Electric Corporation

     May 12, 1995