Form 10-Q
period 1997-03-31
IEC FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES
filed 1997-05-15
CIK 934665, 934666, 934667

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      March 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to

          Commission File number              33-87902
                                              33-87902-01
                                              33-87902-02

                               IEC Funding Corp.
             North Jersey Energy Associates, A Limited Partnership
              Northeast Energy Associates, A Limited Partnership
             -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                 04-3255377
                  New Jersey                               04-2955646
                  Massachusetts                            04-2955642
                  --------------                           ----------
          (State or Other Jurisdiction of              (I.R.S. Employer
          Incorporation or Organization)               Identification No.)

          350 Lincoln Place, Hingham, Massachusetts           02043
          -----------------------------------------        ----------
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
Yes    X    No
   --------   -------

                               IEC FUNDING CORP.
              NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP

                                     INDEX

                                                                           PAGE
PART I FINANCIAL INFORMATION                                              NUMBER

Item 1. Financial Statements

                    NORTHEAST ENERGY ASSOCIATES AND

                    NORTH JERSEY ENERGY ASSOCIATES


                    Combined Balance Sheet at December 31, 1996 and
                    March 31, 1997 (Unaudited)...............................  3

                    Combined Statement of Operations for the Three
                    Months Ended March 31, 1996 and 1997 (Unaudited).........  4

                    Combined Statement of Cash Flows for the Three Months
                    Ended March 31, 1996 and 1997 (Unaudited)................  5

                    Notes to Combined Financial Statements...................  7

                    IEC FUNDING CORP.

                    Balance Sheet at December 31, 1996 and
                    March 31, 1997 (Unaudited)...............................  8

                    Statement of Operations for the Three Months Ended
                    March 31, 1996  and 1997 (Unaudited).....................  9

                    Notes to Financial Statements............................ 10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................. 11

PART II  OTHER INFORMATION................................................... 12

SIGNATURES................................................................... 13

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------


                                                                           DECEMBER 31,   MARCH 31,
                                                                              1996          1997
                                                                              (IN THOUSANDS)
ASSETS

Current assets
    Cash and cash equivalents                                                 $  49,861   $  91,793
    Accounts receivable                                                          43,671      41,297
    Fuel inventories                                                              5,410       1,286
    Prepaid expenses and other current assets                                     2,566       1,519
                                                                              ---------   ---------
         Total current assets                                                   101,508     135,895
                                                                              ---------   ---------

Cogeneration facilities and carbon dioxide facility (net of
    accumulated depreciation of $129,068,000 and $135,295,000
    at December 31, 1996 and March 31, 1997 respectively)                       373,781     367,613
Other fixed assets (net of accumulated depreciation of $438,000
    and $461,000 at December 31, 1996 and March 31, 1997, respectively)             304         291
Unamortized financing costs                                                      17,837      17,278
Other assets                                                                      3,806       4,005
Restricted cash                                                                  69,156      69,156
                                                                              ---------   ---------
         Total non-current assets                                               464,884     458,343
                                                                              ---------   ---------
         Total assets                                                         $ 566,392   $ 594,238
                                                                              =========   =========

Liabilities and Partners' Deficit
Current liabilities
    Current portion of loans payable - IEC Funding Corp.                      $  24,075   $  24,075
    Accounts payable                                                             14,528      14,023
    Accrued interest payable - IEC Funding Corp.                                      -      11,953
    Other accrued expenses                                                        2,037       3,498
    Future obligations under interest rate swap agreements                        2,022       1,697
                                                                              ---------   ---------
         Total current liabilities                                               42,662      55,246
                                                                              ---------   ---------

Loans payable - IEC Funding Corp.                                               490,287     490,287
Amounts due utilities for energy bank balances                                  220,922     223,132
                                                                              ---------   ---------
         Total non-current liabilities                                          711,209     713,419
                                                                              ---------   ---------
         Total liabilities                                                      753,871     768,665
                                                                              ---------   ---------
Partners' deficit
    General partner                                                              (4,616)     (4,485)
    Limited partners                                                           (182,863)   (169,942)
                                                                              ---------   ---------
         Total partners' deficit                                               (187,479)   (174,427)

Commitments and contingencies                                                         -           -
                                                                              ---------   ---------
             Total liabilities and partners' deficit                          $ 566,392   $ 594,238
                                                                              =========   =========

                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------



                                                     THREE MONTHS
                                                         ENDED
                                                       MARCH 31,

                                                     (IN THOUSANDS)
                                                     1996      1997
Revenue
  Power sales to utilities                         $77,573    $81,035
  Steam sales                                        1,316      1,301
                                                   -------    -------

   Total revenue                                    78,889     82,336
                                                   -------    -------

Costs and expenses
  Cost of power and steam sales                     40,692     38,248
  Operation and maintenance                          6,614      6,765
  Depreciation                                       6,241      6,250
  General and administrative                         3,449      3,353
                                                   -------    -------

   Total costs and expenses                         56,996     54,616
                                                   -------    -------

   Operating income                                 21,893     27,720
                                                   -------    -------

Other (income) expense
  Amortization of financing costs                      613        559
  Interest expense                                  12,564     12,038
  Interest expense on energy bank balances           4,705      4,260
  Interest income                                   (2,593)    (2,189)
                                                   -------    -------

   Total other expense                              15,289     14,668
                                                   -------    -------

   Net income                                      $ 6,604    $13,052
                                                   =======    =======



                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF CASH FLOWS (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------


                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                 1996      1997
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
 Cash received from utilities and other customers             $ 79,719   $ 83,268
 Cash paid to suppliers                                        (44,212)   (42,758)
 Interest paid                                                    (546)      (401)
 Bank commitment fees paid                                          (9)        (9)
 Interest received                                               4,158      3,526
 Cash payments to general partner for operating activities      (1,154)    (1,016)
 Cash payments to owners/management                               (890)      (524)
                                                              --------   --------
   Net cash provided by operating
    activities                                                  37,066     42,086
                                                              --------   --------


Cash flows from investing activities:
 Net expenditures for  facilities                                    -       (144)
 Purchase of other fixed assets                                    (23)       (10)
 Decrease in restricted cash                                     4,098          -
                                                              --------   --------
   Net cash provided by (used for)
    investing activities                                         4,075       (154)
                                                              --------   --------

Cash flows from financing activities:

   Net cash used for financing activities                            -          -
                                                              --------   --------

Net increase in cash and cash equivalents                       41,141     41,932

Cash and cash equivalents at beginning of period                58,277     49,861
                                                              --------   --------

Cash and cash equivalents at end of period                    $ 99,418   $ 91,793
                                                              ========   ========
Non-cash Investing Activities
At March 31, 1997 accrued capitalized facility costs
  were approximately $80,000. Approximately $21,000
   of these costs are related to fiscal year 1996.

                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF CASH FLOWS (UNAUDITED) (CONTINUED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------


             RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
                             OPERATING ACTIVITIES

                                                               THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              1996      1997
                                                              (IN THOUSANDS)
Net income                                                   $ 6,604   $13,052
Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation                                                 6,241     6,250
  Amortization of financing costs                                613       559
  (Increase)/Decrease in accounts receivable                  (2,376)    2,374
  Decrease in fuel inventories                                 3,240     4,124
  Decrease in prepaid expenses and
    other current assets                                       1,543     1,047
  Increase/(Decrease) in accounts payable                      1,181      (420)
  Increase in accrued interest                                12,484    11,953
  Increase in other accrued expenses                           1,694     1,461
  Decrease in future obligations under
    interest rate swap agreements                               (475)     (325)
  Increase in amounts due utilities for
    energy bank balances                                       6,441     2,210
  (Increase)/Decrease in other assets                           (124)     (199)
                                                             -------   -------

    Net cash provided by operating activities                $37,066   $42,086
                                                             =======   =======


                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying unaudited combined financial statements should be read in conjunction with the audited combined financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership (together, the "Partnerships") and IEC Funding Corp.

      The results of operations for the three months ended March 31, 1997 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at March 31, 1997 and for the three months ended March 31, 1997 contains all adjustments, consisting only of normal recurring adjustments, considered by management necessary for a fair presentation of the operating results for such period.

2.    RECLASSIFICATION

      Certain reclassifications were made to the prior year balances in order to conform to current year presentation. These reclassifications had no effect on prior year operating results.

IEC FUNDING CORP.
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------



                                                     DECEMBER 31,  MARCH 31,
                                                         1996        1997
                                                          (IN THOUSANDS)
ASSETS

Current assets
 Cash                                                    $      1   $      1
 Current portion of notes receivable from
 Northeast Energy Associates and North Jersey
 Energy Associates (together, the "Partnerships")          24,075     24,075
 Interest receivable from the Partnerships                      -     11,953
                                                         --------   --------
         Total current assets                              24,076     36,029

Notes receivable from the Partnerships                    490,287    490,287
                                                         --------   --------
         Total assets                                    $514,363   $526,316
                                                         ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of securities payable                    $ 24,075   $ 24,075
Accrued interest                                                -     11,953
                                                         --------   --------

         Total current liabilities                         24,075     36,028

Securities payable                                        490,287    490,287
                                                         --------   --------

         Total liabilities                                514,362    526,315

Stockholders' equity
 Common stock, no par value, 10,000 shares
 authorized, issued and outstanding                             1          1
                                                         --------   --------

         Total liabilities and stockholders' equity      $514,363   $526,316
                                                         ========   ========

                     The accompanying notes are an integral
                       part of these financial statements

IEC FUNDING CORP.
STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               1996           1997
                                                                   (IN THOUSANDS)

Interest income                                              $ 12,484       $ 11,953

Interest expense                                              (12,484)       (11,953)
                                                             --------       --------

Net income                                                   $      -       $      -
                                                             ========       ========

                     The accompanying notes are an integral
                       part of these financial statements

IEC FUNDING CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

   The accompanying unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for IEC Funding Corp. (the "Company") and the Partnerships. The Company did not experience any cash flows for the three months ended March 31, 1997 and 1996. Therefore, a Statement of Cash Flows is not presented for these periods.

   The unaudited financial information at March 31, 1997 and for the three months ended March 31, 1997 contains all adjustments, consisting only of normal recurring adjustments, considered by management necessary for a fair presentation of the operating results for such period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

    Total revenue for the first quarter of 1997 of $82.3 million increased by $3.4 million (4.4%) as compared to the same period in 1996. This increase is primarily the result of a $3.8 million reduction in the energy bank principal balances. Energy bank balances are determined in accordance with scheduled or specified rates under certain power purchase agreements. A decrease of $.4 million in gross revenues (gross of decrease to energy bank) is due to a slight decrease in generation offset by higher power purchase rates under certain Bellingham power purchase agreements.

    Cost of power and steam sales as a percentage of gross revenues (gross of decrease to energy bank) was 47.6% for the first quarter of 1997 as compared to 50.5% for the first quarter of 1996. The decreased cost is primarily attributable to a reduction in extended gas service rights exercised by a North Jersey Energy Associates' fuel supplier. Extended gas service, which occurs when temperatures are below 22 degrees Fahrenheit, provides fuel at increased rates. There were two such days during the first quarter of 1997 compared with sixteen days during the first quarter of 1996.

    Operation and maintenance expenses increased $.2 million (2.3%) as compared to the first quarter of 1996. Increases include normal and expected escalations on O&M contracts and an increased performance bonus payable under the Bellingham O&M agreement.

    General and administrative expenses were $3.3 million for the first quarter of 1997 as compared to $3.4 million for the same period last year, decreasing $.1 million. Legal and consulting costs decreased, offsetting increased overhead costs.

    Interest expense decreased $.5 million (4.2%) as compared to the first quarter of 1996, as a result of principal payments made (semi-annually on June 30, and December 30). Interest on energy bank balances decreased $.4 million, reflecting changes in the underlying amounts accrued for energy bank balances. Interest income decreased $.4 million primarily as a result of reduced cash collateral being held in support of letters of credit.

LIQUIDITY AND CAPITAL RESOURCES

   Cash flow generated during the first quarter of 1997 was more than sufficient to fund all operating expenses and meet debt service requirements of $35.9 million, payable June 30, 1997.

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


                         IEC FUNDING CORP.



DATE                     SIGNATURE AND TITLE



 May 15, 1997
 ------------------     -----------------------------------------
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


                         NORTH JERSEY ENERGY ASSOCIATES,
                         A LIMITED PARTNERSHIP

                         By: INTERCONTINENTAL ENERGY CORPORATION
                             As General Partner



DATE                     SIGNATURE AND TITLE



May 15, 1997
------------------   -----------------------------------------
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


                         NORTHEAST ENERGY ASSOCIATES,
                         A LIMITED PARTNERSHIP

                         By: INTERCONTINENTAL ENERGY CORPORATION
                             As General Partner



DATE                     SIGNATURE AND TITLE



May 15, 1997
------------------   -----------------------------------------
                         Maureen P. Herbert
                         Vice President of Finance