Form 10-Q
period 1997-06-30
IEC FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES
filed 1997-08-14
CIK 934665, 934666, 934667

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(MARK ONE)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED           JUNE 30, 1997
                                       OR
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
              NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                        04-3255377
               NEW JERSEY                                      04-2955646
               MASSACHUSETTS                                   04-2955642
               -------------                                   ----------
          (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

          350 LINCOLN PLACE, HINGHAM, MASSACHUSETTS                02043
          -----------------------------------------               --------
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

                               IEC FUNDING CORP.
               NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP


                                            INDEX
                                                                     PAGE NUMBER
PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

           NORTHEAST ENERGY ASSOCIATES AND
           NORTH JERSEY ENERGY ASSOCIATES

           Combined Balance Sheet at December 31, 1996 and
           June 30, 1997 (Unaudited).........................................3

           Combined Statement of Operations for the Three
           Months and Six Months Ended June 30, 1996 and 1997 (Unaudited)....4

           Combined Statement of Cash Flows for the
           Six Months Ended June 30, 1996 and 1997 (Unaudited)...............5

           Notes to Financial Statements (Unaudited).........................7

           IEC FUNDING CORP.

           Balance Sheet at December 31, 1996 and
           June 30, 1997 (Unaudited).........................................8

           Statement of Operations for the Three Months and Six Months Ended
           June 30, 1996 and 1997  (Unaudited)...............................9

           Statement of Cash Flows for the Six Months
           Ended June 30, 1996 and 1997 (Unaudited)..........................10

           Notes to Financial Statements (Unaudited).........................11

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................12

PART II  OTHER INFORMATION...................................................14

SIGNATURES...................................................................15

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                          DECEMBER 31,                  JUNE 30,
                                                                                              1996                        1997
                                                                                                        (IN THOUSANDS)
ASSETS

Current assets
           Cash and cash equivalents                                                         $  49,861                   $  45,211
           Accounts receivable                                                                  43,671                      47,301
           Fuel inventories                                                                      5,410                       3,468
           Prepaid expenses and other current assets                                             2,566                       3,607
                                                                                             ---------                   ---------

             Total current assets                                                              101,508                      99,587
                                                                                             ---------                   ---------

Cogeneration facilities and carbon dioxide facility (net of
           accumulated depreciation of $129,068,000 and $141,525,000
           at December 31, 1996 and June 30, 1997 respectively)                                373,781                     361,385
Other fixed assets (net of accumulated depreciation of  $438,000
           and $484,000 at December 31, 1996 and June 30, 1997, respectively)                      304                         302
Unamortized financing costs                                                                     17,837                      16,731
Other assets                                                                                     3,806                       4,203
Restricted cash                                                                                 69,156                      69,156
                                                                                             ---------                   ---------

             Total non-current assets                                                          464,884                     451,777
                                                                                             ---------                   ---------

             Total assets                                                                    $ 566,392                   $ 551,364
                                                                                             =========                   =========

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
           Current portion of loans payable - IEC Funding Corp.                              $  24,075                   $  22,819
           Accounts payable                                                                     14,528                      20,731
           Other accrued expenses                                                                2,037                       5,768
           Future obligations under interest rate swap agreements                                2,022                       1,394
                                                                                             ---------                   ---------

             Total current liabilities                                                          42,662                      50,712
                                                                                             ---------                   ---------

Loans payable - IEC Funding Corp.                                                              490,287                     479,505
Amounts due utilities for energy bank balances                                                 220,922                     225,596
                                                                                             ---------                   ---------

             Total non-current liabilities                                                     711,209                     705,101
                                                                                             ---------                   ---------

             Total liabilities                                                                 753,871                     755,813
                                                                                             ---------                   ---------
Partners' deficit
           General partner                                                                      (4,616)                     (4,785)
           Limited partners                                                                   (182,863)                   (199,664)
                                                                                             ---------                   ---------

             Total partners' deficit                                                          (187,479)                   (204,449)
                                                                                             ---------                   ---------

Commitments and contingencies                                                                        -                           -

             Total liabilities and partners' deficit                                         $ 566,392                   $ 551,364
                                                                                             =========                   =========

                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                      THREE MONTHS              SIX MONTHS
                                                          ENDED                   ENDED
                                                         JUNE 30,                JUNE 30,
                                                    1996        1997         1996       1997
                                                                (IN THOUSANDS)
Revenue
          Power sales to utilities                 $53,967      $70,950   $131,540    $151,985
          Steam sales                                  949        1,142      2,265       2,443
                                                   -------      -------   --------    --------

            Total revenue                           54,916       72,092    133,805     154,428
                                                   -------      -------   --------    --------

Costs and expenses
          Cost of power and steam sales             30,079       39,234     70,771      77,482
          Operation and maintenance                  4,167        5,991     10,781      12,756
          Depreciation                               6,241        6,253     12,483      12,503
          General and administrative
           expenses                                  3,428        3,467      6,876       6,820
                                                   -------      -------   --------    --------

            Total costs and expenses                43,915       54,945    100,911     109,561
                                                   -------      -------   --------    --------

            Operating income                        11,001       17,147     32,894      44,867
                                                   -------      -------   --------    --------

Other expense (income)
          Amortization of financing costs              600          547      1,213       1,106
          Interest expense                          12,588       12,055     25,152      24,093
          Interest expense on energy
             bank liabilities                        4,887        4,334      9,592       8,594
          Interest income                           (2,848)      (2,403)    (5,441)     (4,592)
                                                   -------      -------   --------    --------

            Total other expense                     15,227       14,533     30,516      29,201
                                                   -------      -------   --------    --------

            Net income (loss)                      $(4,226)     $ 2,614   $  2,378    $ 15,666
                                                   =======      =======   ========    ========

                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF CASH FLOWS
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                SIX MONTHS
                                                                                   ENDED
                                                                                  JUNE 30,
                                                                              1996       1997
                                                                              (IN THOUSANDS)
Cash flows from operating activities:
          Cash received from utilities and other customers                  $152,069   $148,268
          Cash paid to suppliers                                             (84,336)   (83,852)
          Interest paid                                                      (26,027)   (24,703)
          Bank commitment fees paid                                              (18)       (18)
          Interest received                                                    5,559      4,638
          Cash payments to general partner for operating activities           (2,566)    (2,258)
          Cash payments to owners/management                                  (1,875)    (1,835)
                                                                            --------   --------

           Net cash provided by operating
             activities                                                       42,806     40,240
                                                                            --------   --------

Cash flows from investing activities:
          Net expenditures for  facilities                                      (704)      (172)
          Purchase of other fixed assets                                         (36)       (44)
          Decrease in restricted cash                                          4,098          -
                                                                            --------   --------

           Net cash provided by (used for)
             investing activities                                              3,358       (216)
                                                                            --------   --------

Cash flows from financing activities:

          Principal payments on debt                                         (12,602)   (12,038)
          Distributions to partners                                          (30,816)   (32,636)
                                                                            --------   --------
           Net cash used for financing activities                            (43,418)   (44,674)
                                                                            --------   --------

Net (decrease) increase in cash and cash equivalents                           2,746     (4,650)
Cash and cash equivalents at beginning of period                              58,277     49,861
                                                                            --------   --------

Cash and cash equivalents at end of period                                  $ 61,023   $ 45,211
                                                                            ========   ========

Non-cash Investing Activities:
     At June 30, 1997 accrued capitalized facility costs were approximately $52,000. Approximately $21,000 of these costs are related to fiscal year 1996.

                     The accompanying notes are an integral
                       part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF CASH FLOWS (CONTINUED)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (UNAUDITED)
--------------------------------------------------------------------------------

              RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
                              OPERATING ACTIVITIES

                                              SIX MONTHS
                                                ENDED
                                               JUNE 30,
                                           1996       1997

                                           (IN THOUSANDS)
Net income                                 $ 2,378   $15,666
Adjustments to reconcile  net income
to net cash provided by
 operating activities:
          Depreciation                      12,483    12,503
          Amortization of
           financing costs                   1,213     1,106
Changes in assets and  liabilities
          Accounts receivable               13,142    (3,630)
          Fuel inventories                    (321)    1,942
          Prepaid expenses and other
           current assets                     (934)   (1,041)
          Accounts payable                     531     6,314
          Other accrued expenses             1,440     3,731
          Future obligations under
           interest rate swap agreements      (894)     (628)
          Amounts due utilities for
           energy bank balances             14,182     4,674
          Other assets                        (414)     (397)
                                           -------   -------
          Net cash provided by
           operating activities            $42,806   $40,240
                                           =======   =======

                    The accompanying notes are an integral
                      part of these financial statements

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

   The results of operations for the periods ended June 30, 1997 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at June 30, 1997 and for the periods ended June 30, 1997 contains all adjustments, consisting only of normal recurring adjustments, considered by management necessary for a fair presentation of the operating results for such period.

2. RECLASSIFICATION

   Certain reclassifications were made to prior year balances in order to conform to current year presentation. These reclassifications had no effect on prior year operating results.

3. DISTRIBUTIONS

   Distributions to the partners may be made only after all required funds and sub-funds have been fully funded as described in the trust indenture. After funding all amounts required under the indenture, the excess cash available during the period ended June 30, 1997 was in excess of approximately $32.6 million. All conditions under the trust indenture for distributions of such excess cash were satisfied after April 1, 1997 resulting in a distribution of approximately $5.3 million in May and $27.3 million in June to the partners in proportion to their designated interests in the Partnerships.

IEC FUNDING CORP.
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 DECEMBER 31,   JUNE 30,
                                                                    1996         1997
                                                                       (IN THOUSANDS)
ASSETS

Current assets
          Cash                                                     $      1    $      1
          Current portion of notes receivable from
          Northeast Energy Associates and North Jersey
          Energy Associates (together, the "Partnerships")           24,075      22,819
                                                                   --------    --------
           Total current assets                                      24,076      22,820

Notes receivable from the Partnerships                              490,287     479,505
                                                                   --------    --------

           Total assets                                            $514,363    $502,325
                                                                   ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
          Current portion of securities payable                    $ 24,075    $ 22,819
                                                                   --------    --------
           Total current liabilities                                 24,075      22,819

Securities payable                                                  490,287     479,505
                                                                   --------    --------
           Total liabilities                                        514,362     502,324

Stockholders' equity
          Common stock, no par value, 10,000 shares
          authorized, issued and outstanding                              1           1
                                                                   --------    --------

           Total liabilities and stockholders' equity              $514,363    $502,325
                                                                   ========    ========

                    The accompanying notes are an integral
                      part of these financial statements

IEC FUNDING CORP.
STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                 JUNE 30,            JUNE 30,
                            1996       1997      1996      1997

                            (IN THOUSANDS)       (IN  THOUSANDS)
Interest income          $ 12,484   $ 11,952   $ 24,968   $ 23,905

Interest expense          (12,484)   (11,952)   (24,968)   (23,905)
                         --------   --------   --------   --------

                         $    -     $    -     $     -    $      -
                         =========  ========   ========   ========




                    The accompanying notes are an integral
                      part of these financial statements

IEC FUNDING CORP.
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                   SIX MONTHS ENDED
                                                                        JUNE 30
                                                                    1996       1997

                                                                   (IN THOUSANDS)
Cash Flows from operating activities:
          Interest received from Partnerships                     $ 24,968   $ 23,905
          Interest paid                                            (24,968)   (23,905)
                                                                  --------   --------

            Net cash provided by operating activities                    -          -
                                                                  --------   --------


Cash flows from investing activities:
          Principal payment received from partnerships              12,602     12,038
          Principal payment on debt                                (12,602)   (12,038)
                                                                  --------   --------

            Net cash provided by investing activities                    -          -
                                                                  --------   --------

Cash flows from financing activities                                     -          -
                                                                  --------   --------

Net increase in cash                                                     -          -
                                                                  --------   --------

Cash at beginning of period                                              1          1
                                                                  --------   --------

Cash at end of period                                             $      1   $      1
                                                                  --------   --------




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

       The unaudited financial information at June 30, 1997 and for the periods ended June 30, 1997 contains all adjustments, consisting only of normal recurring adjustments, considered by management necessary for a fair presentation of the operating results for such period.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Total revenue for the second quarter of 1997 of $72.1 million increased by $17.2 million (31.3%) as compared to the same period in 1996. Revenue for the six months ended June 30, 1997 of $154.4 million increased $20.6 million (15.4%) as compared to the six months ended June 30, 1996. An increase in revenue of approximately $12 million for the quarter and the year to date is the result of increased generation and availability in 1997 as compared to the same period in 1996 when scheduled major maintenance outages occurred at the Bellingham facility (during the second quarter of 1996 a major inspection and maintenance program, scheduled at five year intervals, was conducted at the Bellingham facility) and fewer curtailment hours were requested by the Sayreville Power Purchaser during the second quarter of 1997. Additionally, increased revenue of $4.8 million on a quarterly basis and $8.5 million on a year to date basis resulted from reductions in energy bank principal balances (per scheduled or specified rates under certain Bellingham power contracts). Increases in purchase rates under certain Bellingham power contracts were offset slightly by lower rates under the Sayreville power contract during the first six months of 1997.

Cost of power and steam sales as a percentage of gross revenue (gross of decrease in energy bank balances) was 55.9% for the second quarter of 1997 versus 52.1% for the second quarter of 1996. Year to date cost as a percentage of gross revenue was 51.5% in 1997 as compared to 51.1% in 1996. The primary cause of the increase was a year to date price increase under a fuel supply contract that services both facilities which was reflected in the second quarter. Additionally, fuel consumption increased in support of the increase in generation during the second quarter of 1997. On a year to date basis the increased cost of power and steam is attributable to net natural gas price increases, offset by a reduction in extended gas service rights exercised by a North Jersey Energy Associates' fuel supplier during the first quarter of 1997 as compared to 1996.

Operation and maintenance (O&M) costs increased $1.8 million (43.8%) as compared to the second quarter of 1996 and increased $2.0 million (18.3%) as compared to the six months ended June 30, 1996. The primary cause of the increased cost is the performance bonus (which is directly related to the higher generation experienced during the second quarter of 1997) payable to the O&M contractor under the Bellingham O&M agreement. Other increases, which include normal and expected escalations on O&M contracts, were offset by decreases in water and sewer charges and engineering costs.

General and Administrative expenses were $3.5 million for the second quarter of 1997 as compared to $3.4 million for the same period in the prior year. On a year to date basis 1997 costs were $6.8 million as compared to $6.9 million in 1996. Consulting costs decreased, offsetting increases in legal and overhead costs.

Interest expense decreased $.5 million (4.2%) as compared to the second quarter of 1996 and decreased $1.1 million (4.2%) as compared to the six months ended June 30, 1996. Interest on debt is decreasing in 1997 as a result of principal payments made during 1996. Principal payments are made semi-annually on June 30, and December 30. Interest on energy bank balances decreased $.6 million (11.3%) as compared to the second quarter of 1996 and decreased $1 million (10.4%) as compared to the six months ended June 30, 1996. These decreases are a result of changes to the underlying amounts accrued for energy bank balances.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated during the period ended June 30, 1997 was more than sufficient to fund all operating expenses as well as fund approximately $36 million of interest and principal required for payment on June 30, 1997. Excess cash of $32.6 million was distributed to the partners during the second quarter.

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


                              IEC FUNDING CORP.



DATE                          SIGNATURE AND TITLE



August 13, 1997               /s/ Maureen P. Herbert
------------------            ----------------------------------------
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



August 13, 1997               /s/ Maureen P. Herbert
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


                              NORTHEAST ENERGY ASSOCIATES,
                              A LIMITED PARTNERSHIP

                              By:   INTERCONTINENTAL ENERGY CORPORATION
                                    As General Partner



DATE                          SIGNATURE AND TITLE



August 13, 1997               /s/ Maureen P. Herbert
------------------            ----------------------------------
                              Maureen P. Herbert
                              Vice President of Finance