Form 10-Q
period 1997-09-30
IEC FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES
filed 1997-11-14
CIK 934665, 934666, 934667

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED           SEPTEMBER 30, 1997

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
              NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
             -----------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                 04-3255377
            NEW JERSEY                               04-2955646
            MASSACHUSETTS                            04-2955642
            --------------                           ----------
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

     350 LINCOLN PLACE, HINGHAM, MASSACHUSETTS          02043
------------------------------------------------      ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)


                                (781) 749-9800
                                --------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X    NO
   ----     -----

                               IEC FUNDING CORP.
              NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP

                                     INDEX
                                                                     PAGE NUMBER
PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

           NORTHEAST ENERGY ASSOCIATES AND
           NORTH JERSEY ENERGY ASSOCIATES

           Combined Balance Sheet at December 31, 1996 and
           September 30, 1997 (Unaudited)..................................  3

           Combined Statement of Operations for the Three
           Months and Nine Months Ended September 30, 1996 and 1997
           (Unaudited).....................................................  4

           Combined Statement of Cash Flows for the
           Nine  Months Ended September 30, 1996 and 1997 (Unaudited)......  5

           Notes to Combined Financial Statements..........................  7

           IEC FUNDING CORP.

           Balance Sheet at December 31, 1996 and
           September 30, 1997 (Unaudited)..................................  8

           Statement of Operations for the Three Months and Nine Months
           Ended September 30, 1996 and 1997 (Unaudited)...................  9

           Statement of Cash Flows for the Nine Months
           Ended September 30, 1996 and 1997 (Unaudited)................... 10

           Notes to Financial Statements................................... 11

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................... 12

PART II  OTHER INFORMATION................................................. 14

SIGNATURES................................................................. 15

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                             DECEMBER 31,     SEPTEMBER  30,
                                                                                 1996              1997
                                                                                     (IN THOUSANDS)
ASSETS

Current assets
 Cash and cash equivalents                                                     $  49,861        $  75,144
 Accounts receivable                                                              43,671           55,024
 Fuel inventories                                                                  5,410            6,186
 Prepaid expenses and other current assets                                         2,566            1,972
                                                                               ---------        ---------

  Total current assets                                                           101,508          138,326
                                                                               ---------        ---------

Cogeneration facilities and carbon dioxide facility (net of
 accumulated depreciation of $129,068,000 and $147,754,000
 at December 31, 1996 and September 30, 1997 respectively)                       373,781          355,553
Other fixed assets (net of accumulated depreciation of $438,000 and $509,000 at December 1996 and September 30, 1997
  (respectively)                                                                     304              277
Unamortized financing costs                                                       17,837           16,196
Other assets                                                                       3,806            4,277
Restricted cash                                                                   69,156           69,156
                                                                               ---------        ---------
  Total non-current assets                                                       464,884          445,459
                                                                               ---------        ---------
  Total assets                                                                 $ 566,392        $ 583,785
                                                                               =========        =========

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
 Current portion of loans payable - IEC Funding Corp.                          $  24,075        $  22,819
 Accounts payable                                                                 14,528           23,701
 Accrued interest - IEC Funding  Corp.                                                 -           11,699
 Other accrued expenses                                                            2,037            6,656
 Future obligations under interest rate swap agreements                            2,022            1,119
                                                                               ---------        ---------

  Total current liabilities                                                       42,662           65,994
                                                                               ---------        ---------

Loans payable - IEC Funding Corp.                                                490,287          479,505
Amounts due utilities for energy bank balances                                   220,922          228,165
                                                                               ---------        ---------

  Total non-current liabilities                                                  711,209          707,670
                                                                               ---------        ---------

  Total liabilities                                                              753,871          773,664
                                                                               ---------        ---------

Partners' deficit
 General partner                                                                  (4,616)          (4,640)
 Limited partners                                                               (182,863)        (185,239)
                                                                               ---------        ---------

  Total partners' deficit                                                       (187,479)        (189,879)
                                                                               ---------        ---------

Commitments and contingencies                                                          -                -

  Total liabilities and partners' deficit                                      $ 566,392        $ 583,785
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

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                              THREE MONTHS            NINE MONTHS
                                                 ENDED                   ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                             1996       1997       1996            1997
                                                           (IN THOUSANDS)
Revenue
 Power sales to utilities                  $73,170    $82,201   $ 204,710       $ 234,186
 Steam sales                                 1,128      1,176       3,393           3,619
                                           -------    -------   ---------       ---------

  Total revenue                             74,298     83,377     208,103         237,805
                                           -------    -------   ---------       ---------

Costs and expenses
 Cost of power and steam sales              32,735     37,500     103,506         114,982
 Operation and maintenance                   6,238      6,912      17,019          19,668
 Depreciation                                6,249      6,254      18,732          18,757
 General and administrative
  expenses                                   3,481      3,935      10,357          10,755
                                           -------    -------   ---------       ---------

  Total costs and expenses                  48,703     54,601     149,614         164,162
                                           -------    -------   ---------       ---------

  Operating income                          25,595     28,776      58,489          73,643
                                           -------    -------   ---------       ---------

Other expense (income)
 Amortization of financing costs               587        535       1,800           1,641
 Interest expense                           12,334     11,783      37,486          35,876
 Interest expense on energy
  bank balances                              4,783      4,400      14,375          12,994
 Interest income                            (2,232)    (2,512)     (7,673)         (7,104)
                                           -------    -------   ---------       ---------

  Total other expense                       15,472     14,206      45,988          43,407
                                           -------    -------   ---------       ---------

  Net income                               $10,123    $14,570   $  12,501       $  30,236
                                           =======    =======   =========       =========



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

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF CASH FLOWS
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      NINE MONTHS
                                                                         ENDED
                                                                      SEPTEMBER 30,
                                                                   1996          1997
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
 Cash received from utilities and other customers                 $ 216,648   $ 222,337
 Cash paid to suppliers                                            (128,969)   (129,471)
 Interest paid                                                      (26,525)    (25,052)
 Bank commitment fees paid                                              (27)        (28)
 Interest received                                                    9,282       8,440
 Cash payments to general partner for operating activities           (3,746)     (3,474)
 Cash payments to owners/management                                 ( 2,765)     (2,359)
                                                                  ---------   ---------
   Net cash provided by operating
    activities                                                       63,898      70,393
                                                                  ---------   ---------

Cash flows from investing activities:
 Net expenditures for  facilities                                      (807)       (392)
 Purchase of other fixed assets                                         (54)        (44)
 Decrease in restricted cash                                          9,412           -
                                                                  ---------   ---------
   Net cash provided by (used for)
    investing activities                                              8,551        (436)
                                                                  ---------   ---------

Cash flows from financing activities:

 Principal payments on debt                                         (12,602)    (12,038)
 Distributions to partners                                          (30,816)    (32,636)
                                                                  ---------   ---------
  Net cash used for financing activities                            (43,418)    (44,674)
                                                                  ---------   ---------

Net increase in cash and cash equivalents                            29,031      25,283
Cash and cash equivalents at beginning of period                     58,277      49,861
                                                                  ---------   ---------

Cash and cash equivalents at end of period                        $  87,308   $  75,144
                                                                  =========   =========

Non-cash Investing Activities:
 At September 30, 1997 accrued capitalized facility costs were approximately
  $231,000. December 31, 1996 accrued capitalized facility costs of $165,000 were paid during 1997.

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

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENT OF CASH FLOWS (CONTINUED)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS (UNAUDITED)
--------------------------------------------------------------------------------

             RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
                             OPERATING ACTIVITIES

                                          NINE MONTHS
                                             ENDED
                                          SEPTEMBER 30,
                                     1996                1997

                                           (IN THOUSANDS)

Net income                            $ 12,501         $ 30,236
Adjustments to reconcile
 net income to net cash provided
 by operating activities:
 Depreciation                           18,732           18,757
 Amortization of financing costs         1,800            1,641
Changes in assets and liabilities:
 Accounts receivable                    (1,129)         (11,353)
 Fuel inventories                       (2,116)            (776)
 Prepaid expenses and
  other current assets                     780              594
 Accounts payable                         (711)           9,307
 Accrued interest                       12,218           11,699
 Other accrued expenses                    741            4,419
 Future obligations under
  interest rate
  swap agreements                       (1,285)            (903)
 Amounts due utilities for energy
  bank balances                         22,963            7,243
 Other assets                             (596)            (471)
                                      --------         --------
 Net cash provided by operating
  activities                          $ 63,898         $ 70,393
                                      ========         ========

                    The accompanying notes are an integral
                      part of these financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

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

    The results of operations for the periods ended September 30,1997 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at September 30, 1997 and for the periods ended September 30, 1997 contains all adjustments, consisting only of normal recurring adjustments, considered by management necessary for a fair presentation of the operating results for such period.

2.  DISTRIBUTIONS

    Distributions to the partners may be made only after all required funds and sub-funds have been fully funded as described in the trust indenture. After funding all amounts required under the indenture, the excess cash generated during the six month period ended June 30, 1997 was in excess of approximately $32.6 million. All conditions under the trust indenture for distributions of such excess cash were satisfied after April 1, 1997 resulting in a distribution of approximately $5.3 million in May and $27.3 million in June to the partners in proportion to their designated interests in the Partnerships. No distributions were made during the third quarter of 1997. As of November 3, 1997 excess cash of $15 million was available for distribution.

IEC FUNDING CORP.
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                          DECEMBER 31,   SEPTEMBER 30,
                                                             1996           1997
                                                               (IN THOUSANDS)
ASSETS

Current assets
 Cash                                                       $      1       $      1
 Current portion of notes receivable from
   Northeast Energy Associates and North Jersey
   Energy Associates (together, the "Partnerships")           24,075         22,819
Interest receivable from the Partnerships                          -         11,699
                                                            --------       --------
   Total current assets                                       24,076         34,519

Notes receivable from the Partnerships                       490,287        479,505
                                                            --------       --------

   Total assets                                             $514,363       $514,024
                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Current portion of securities payable                      $ 24,075       $ 22,819
 Accrued interest                                                  -         11,699
                                                            --------       --------

   Total current liabilities                                  24,075         34,518

 Securities payable                                          490,287        479,505
                                                            --------       --------
   Total liabilities                                         514,362        514,023

Stockholders' equity
 Common stock, no par value, 10,000 shares
 authorized, issued and outstanding                                1              1
                                                            --------       --------

   Total liabilities and stockholders' equity               $514,363       $514,024
                                                            ========       ========



                     The accompanying notes are an integral
                      part of these financial statements.

IEC FUNDING CORP.
STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                      THREE MONTHS ENDED   NINE MONTHS ENDED
                          SEPTEMBER 30,       SEPTEMBER 30,
                       1996        1997     1996        1997

                               (IN THOUSANDS)

Interest income     $ 12,218   $ 11,699   $ 37,186   $ 35,604

Interest expense     (12,218)   (11,699)   (37,186)   (35,604)
                    --------   --------   --------   --------

                    $    -     $      -   $      -   $      -
                    ========   ========   ========   ========

                    The accompanying notes are an integral
                      part of these financial statements.

IEC FUNDING CORP.
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            1996        1997

                                                           (IN THOUSANDS)

Cash Flows from operating activities:
 Interest received from Partnerships                      $ 24,968   $ 23,905
 Interest paid                                             (24,968)   (23,905)
                                                          --------   --------

  Net cash provided by operating activities                      -          -
                                                          --------   --------

Cash flows from investing activities                             -          -
                                                          --------   --------


Cash flows from financing activities:
 Principal payment received from partnerships               12,602     12,038
 Principal payment on debt                                 (12,602)   (12,038)
                                                          --------   --------

  Net cash provided by financing activities                      -          -
                                                          --------   --------


Net increase in cash                                             -          -
                                                          --------   --------

Cash at beginning of period                                      1          1
                                                          --------   --------

Cash at end of period                                     $      1   $      1
                                                          --------   --------



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

       The unaudited financial information at September 30, 1997 and for the periods ended September 30, 1997 contains all adjustments, consisting only of normal recurring adjustments, considered by management necessary for a fair presentation of the operating results for such period.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS

Total revenue for the third quarter of 1997 of $83.4 million increased by $9.1 million (12.2%) as compared to the same period in 1996. Revenue for the nine months ended September 30, 1997 of $237.8 million increased $29.7 million (14.3%) as compared to the nine months ended September 30, 1996. An increase in revenue of approximately $5.8 million for the quarter is the result of reductions in energy bank principal balances (per scheduled or specified rates under certain Bellingham power contracts). Power price increases contributed $3.1 million to the quarterly increase and increased generation contributed $0.2 million. For the nine months ended September 30, 1997 $15.4 million of the increased revenue is the result of higher generation and increased prices. The increase in generation is primarily a result of no scheduled major maintenance outages at the Bellingham facility (during the second quarter of 1996 a major inspection and maintenance program, scheduled at five year intervals, was conducted at the Bellingham facility) and fewer curtailment hours requested by the Sayreville Power Purchaser. It is expected that the remaining curtailment hours available to the utilities under the respective power purchase agreements will be requested during the fourth quarter of 1997. Additionally, increased revenue of $14.3 million, on a year to date basis, resulted from reductions in energy bank principal balances.

Cost of power and steam sales as a percentage of gross revenue (gross of change in energy bank balances) was 46.0% for the third quarter of 1997 versus 41.8% for the third quarter of 1996. Year to date cost as a percentage of gross revenue was 49.5% in 1997 as compared to 47.8% in 1996. Price increases, primarily under a fuel supply contract that services both facilities, led to this increased cost on a quarterly basis. On a year to date basis the increase in natural gas prices was partially offset by a reduction in extended gas service rights exercised by a North Jersey Energy Associates' fuel supplier during the first quarter of 1997 as compared to 1996.

Operation and maintenance (O&M) costs increased $.7 million (10.8%) as compared to the third quarter of 1996 and increased $2.6 million (15.6%) as compared to the nine months ended September 30, 1996. The primary cause of the increased cost is the performance bonus (which is directly related to the higher generation) payable to the O&M contractor under the Bellingham O&M agreement. Escalation on O&M contracts of approximately 4% also contributed to the increased cost both quarterly and year to date.

General and administrative expenses were $3.9 million for the third quarter of 1997 as compared to $3.5 million for the same period in the prior year. On a year to date basis 1997 costs were $10.8 million as compared to $10.4 million in 1996. Increases include annual escalation of management fees as well as increased consulting and overhead costs.

Interest expense decreased $.6 million (4.5%) as compared to the third quarter of 1996 and decreased $1.6 million (4.3%) as compared to the nine months ended September 30, 1996. Interest on debt decreased in 1997 as a result of principal payments made to date. Principal payments are made semi-annually on June 30, and December 30. Interest on energy bank balances decreased $.4 million (8.0%) as compared to the third quarter of 1996 and decreased $1.4 million (9.6%) as compared to the nine months ended September 30, 1996. These decreases are a result of changes to the underlying amounts accrued for energy bank balances.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated during the nine month period ended September 30,1997 was more than sufficient to fund all operating expenses as well as to fund debt service requirements for both June and December of 1997. Debt service reserve requirements specified in the trust indenture remain fulfilled. Through the six months ended June 30, 1997 excess cash of $32.6 million was distributed to the partners. While no distributions were made during the third quarter of 1997, as of November 3, 1997 excess cash of $15 million was available for distribution.

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


                         IEC FUNDING CORP.



DATE                     SIGNATURE AND TITLE



November 14, 1997
------------------       ---------------------------------------------------
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


                         NORTH JERSEY ENERGY ASSOCIATES,
                         A LIMITED PARTNERSHIP

                         By:   INTERCONTINENTAL ENERGY CORPORATION
                               As General Partner



DATE                     SIGNATURE AND TITLE



November 14, 1997
------------------       ---------------------------------------------------
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


                         NORTHEAST ENERGY ASSOCIATES,
                         A LIMITED PARTNERSHIP

                         By:   INTERCONTINENTAL ENERGY CORPORATION
                               As General Partner



DATE                     SIGNATURE AND TITLE



November 14, 1997
------------------       --------------------------------------------------
                         Maureen P. Herbert
                         Vice President of Finance

    Pursuant to the requirements of the Securities Exchange Act of 1934, IEC Funding Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         IEC FUNDING CORP.



DATE                     SIGNATURE AND TITLE



November 14, 1997        /s/  Maureen P. Herbert
------------------       ---------------------------------------------------
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


                         NORTH JERSEY ENERGY ASSOCIATES,
                         A LIMITED PARTNERSHIP

                         By:   INTERCONTINENTAL ENERGY CORPORATION
                               As General Partner



DATE                     SIGNATURE AND TITLE



November 14, 1997        /s/   Maureen P. Herbert
--------------------     ----------------------------------------------------
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


                         NORTHEAST ENERGY ASSOCIATES,
                         A LIMITED PARTNERSHIP

                         By:   INTERCONTINENTAL ENERGY CORPORATION
                               As General Partner



DATE                     SIGNATURE AND TITLE



November 14, 1997        /s/  Maureen P. Herbert
--------------------     ----------------------------------------------------
                         Maureen P. Herbert
                         Vice President of Finance