Form 10-K
period 1997-12-31
IEC FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES
filed 1998-03-27
CIK 934665, 934666, 934667

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1997
               OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from_______________to_______________

Commission File Number:       33-87902
                              33-87902-01
                              33-87902-02

                           ESI Tractebel Funding Corp.
              North Jersey Energy Associates, A Limited Partnership
               Northeast Energy Associates, A Limited Partnership
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                        04-3255377
              New Jersey                                       04-2955646
            Massachusetts                                      04-2955642
  -------------------------------                            -----------------
  (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization                             Identification No.)

       c/o FPL Energy, Inc.
  11760 US Highway 1, Suite 600
     North Palm Beach, Florida                                        33408
---------------------------------------                             ----------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (561) 691-3500
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                 8.43% Senior Secured Notes due 2000, Series A
                 9.16% Senior Secured Notes due 2002, Series A
                 9.32% Senior Secured Bonds due 2007, Series A
                 9.77% Senior Secured Bonds due 2010, Series A


===============================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

                           ESI TRACTEBEL FUNDING CORP.
               NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                      INDEX

                                      PART I                       Page Number

Items 1, 2 and 3. Business, Properties and Legal Proceedings.............    2
Item 4.           Submission of Matters to Vote of Security Holders......   60

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.....................................  60
Item 6.           Selected Financial Data.................................  60
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................  62
Item 8            Financial Statements and Supplementary Data.............  67
Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................  68

                                    PART III

Item 10.          Directors and Executive Officers of the Registrants.....  68
Item 11.          Executive Compensation..................................  71
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..............................................  72
Item 13           Certain Relationships and Related Transactions..........  73

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.....................................  74
                  Signatures..............................................  85
                  Defined Terms........................................... A-1

     This Annual Report on Form 10-K is filed in respect of three Registrants:
ESI Tractebel Funding Corp. ("ESI Tractebel Funding"), Northeast Energy Associates, A Limited Partnership ("NEA") and North Jersey Energy Associates, A Limited Partnership ("NJEA"). NEA and NJEA are from time to time referred to herein as the "Partnerships." Other capitalized terms used herein shall have the meaning provided in Appendix A unless the context requires otherwise.

                     SAFE HARBOR STATEMENT UNDER THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), ESI Tractebel Funding and the Partnerships are hereby filing cautionary statements identifying important factors that could cause the Partnerships' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Partnerships made by or on behalf of the Partnerships which are made in this Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Partnerships' actual results to differ materially from those contained in forward-looking statements of the Partnerships made by or on behalf of the Partnerships.

     Any forward-looking statement speaks only as of the date on which such statement is made, and the Partnerships undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions, with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, and present or prospective competition.

     The business and profitability of the Partnerships are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, unanticipated development project delays or changes in project costs, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements.

     All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Partnerships.

                                     PART I

ITEMS 1, 2 AND 3.  BUSINESS, PROPERTIES AND LEGAL PROCEEDINGS


Business

The Partnerships

     Northeast Energy, LP ("NE LP"), a limited partnership jointly owned by subsidiaries of ESI Energy, Inc. ("ESI Energy") and Tractebel Power, Inc. ("Tractebel Power"), owns a one percent (1%) general partner interest and a ninety-eight percent (98%) limited partner interest in each of NEA and NJEA. Northeast Energy, LLC ("NE LLC" and together with NE LP, the "Partners"), a limited liability company directly and wholly-owned by NE LP, owns a one percent (1%) limited partner interest in each of the Partnerships. The Partners purchased their interests in the Partnerships on January 14, 1998 from Intercontinental Energy Corporation ("IEC") and from certain individuals (collectively, with IEC, the "Sellers").

     Each of the Partnerships was formed in 1986 to develop, construct, own, operate and manage a nominal 300 MW gas-fired combined-cycle cogeneration facility. NEA's facility is located in Bellingham, Massachusetts (the "NEA Project") and NJEA's facility is located in Sayreville, New Jersey (the "NJEA Project" and, together with the NEA Project, the "Projects"). The NEA Project commenced commercial operation in September 1991, and the NJEA Project commenced commercial operation in August 1991. NE LP is the sole general partner of each of the Partnerships and NE LP and its wholly-owned subsidiary NE LLC are the only limited partners of each of the Partnerships. NE LP is dedicated solely to the ownership, operation and management of the Projects. NE LLC is dedicated solely to the ownership of its limited partner interest in each of the Partnerships.

     All of the interests in the Partnerships are held by NE LP and NE LLC, which in turn are owned by ESI GP and ESI LP (as defined herein), wholly-owned subsidiaries of ESI Energy; and by Tractebel GP and Tractebel LP, wholly-owned subsidiaries of Tractebel Power.

     Each of ESI GP and Tractebel GP owns a one percent (1%) general partner interest in NE LP, and each of ESI LP and Tractebel LP owns a forty-nine percent (49%) limited partner interest in NE LP. ESI GP and ESI LP are wholly-owned, direct subsidiaries of ESI Energy, and Tractebel GP and Tractebel LP are wholly-owned subsidiaries of Tractebel Power.

     On January 15, 1998, FPL Energy, Inc., ("FPL Energy"), an indirect, wholly-owned subsidiary of FPL Group, Inc. ("FPL Group"), received as capital contribution from FPL Group Capital Inc. ("FPL Group Capital") all of the outstanding shares of stock of ESI Energy and of FPL Group International. FPL Group is a holding company whose stock is traded on the New York Stock Exchange. FPL Group is also the parent company of Florida Power & Light Company ("FPL"), one of the largest investor-owned utilities in the United States.

     FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock of FPL Energy and provides most of the funding for the operating subsidiaries of FPL Group other than FPL. The business activities of these companies primarily consist of investments in non-utility energy projects and agricultural operations.

     Tractebel Power is a direct, wholly-owned subsidiary of Tractebel Inc. ("Tractebel"), which in turn is a direct, wholly-owned subsidiary of Tractebel, S.A. ("Tractebel Belgium"), a global energy and environmental services business founded in 1895 and based in Brussels, Belgium. Services include engineering, installations and communications. Tractebel Belgium's two primary U.S. operating subsidiaries are Tractebel Power and Tractebel Energy Marketing, Inc.

ESI Tractebel Funding Corp.

     ESI Tractebel Funding is a Delaware corporation formerly known as IEC Funding Corp. that was established in 1994 solely for the purpose of issuing debt securities in connection with the financing of the Partnerships. It is a pass-through entity and does not have any operations. ESI Tractebel Funding issued the Project Securities, the proceeds of which were originally used by ESI Tractebel Funding to acquire certain outstanding bank debt of the Partnerships and to lend additional funds to the Partnerships. The Project Securities are guaranteed by the Partnerships. The terms of the Partnerships' obligations to ESI Tractebel Funding (the "Loans") are identical to the terms of the Project Securities. The Loans and the related collateral rights are the only assets of ESI Tractebel Funding.

The Projects

     Each of the Projects is a nominal 300 MW combined-cycle cogeneration facility. The Projects use natural gas to produce electrical energy and thermal energy in the form of steam. The Projects were constructed by Westinghouse Electric Corporation ("Westinghouse Electric") and pursuant to contracts with Westinghouse Electric that expire in 2001 (collectively, the "O&M Agreements"), are operated and maintained by Westinghouse Operating Services Company ("Westinghouse Services" or the "Operator"), a subsidiary of Westinghouse Electric. On November 15, 1997, Westinghouse Electric announced that it intended to sell all of its industrial businesses, including the business of Westinghouse Services, to Siemens AG. Each of the Partnerships is also party to an operation and maintenance agreement (collectively, the "New O&M Agreements") with ESI Operating Services, Inc. (the "New Operator"), a direct and wholly-owned subsidiary of ESI Energy, pursuant to which the New Operator has agreed to operate and maintain the Projects following the expiration or early termination of the O&M Agreements and, prior to such date, to provide certain other services.

     NEA currently sells 100% of the net electrical energy produced by the NEA Project to three regulated utilities, Boston Edison Company ("Boston Edison"), Commonwealth Electric Company ("Commonwealth") and Montaup Electric Company ("Montaup"). Boston Edison purchases approximately 75% of such energy under two contracts, Commonwealth purchases approximately 16% under two contracts and Montaup purchases approximately 9%. NJEA currently sells the electricity produced at the NJEA Project to one regulated utility, Jersey Central Power & Light Company ("JCP&L"). Such sales are made pursuant to power purchase agreements, all of which provide substantially for the continuous delivery of base load power (collectively, the "Power Purchase Agreements"). Two of the six Power Purchase Agreements are scheduled to expire in September 2011 and August 2011, three are scheduled to expire in September 2016 and the sixth is scheduled to expire in September 2021.

     The Projects were developed and are operated as Qualifying Facilities ("QFs") under the Public Utility Regulatory Policies Act of 1978 and the regulations promulgated thereunder ("PURPA") by the Federal Energy Regulatory Commission ("FERC"). The Projects must satisfy certain annual operating and efficiency standards, as well as ownership requirements, to maintain QF status, which exempts the Projects from certain federal and state regulations. To date, both Projects have satisfied these standards, and NE LP expects that they will continue to do so.

     Steam generated by the NEA Project is sold to NECO-Bellingham, Inc. ("NECO"), a special-purpose subsidiary of a privately held company based in Texas, for use by a carbon dioxide plant located adjacent to the NEA Project (the "Carbon Dioxide Plant"). The Carbon Dioxide Plant is owned by NEA and leased to NECO. The steam generated by the NJEA Project is sold to Hercules, Incorporated ("Hercules") for use by Hercules' Parlin, New Jersey plant.

     Approximately 80% of the natural gas that fuels the Projects is supplied to the Projects pursuant to long-term gas supply agreements with ProGas Limited of Alberta, Canada ("ProGas") and, in the case of the NJEA Project, also pursuant to a long-term gas supply agreement with Public Service Electric and Gas of Newark, New Jersey ("PSE&G"). The gas supply agreements with ProGas and the gas supply agreement with PSE&G are referred to collectively as the "Long-term Gas Supply Agreements." Gas is transported to, or stored for later use by, the Projects pursuant to long-term gas transportation agreements (the "Long-term Gas Transportation Agreements") and long-term gas storage agreements (the "Long-term Gas Storage Agreements"). The Long-term Gas Supply Agreements between NEA and ProGas (the "NEA ProGas Agreement") and between NJEA and ProGas (the "NJEA ProGas Agreement" and, together with the NEA ProGas Agreement, the "ProGas Agreements"), expire in November 2013. The Long-term Gas Supply Agreement between NJEA and PSE&G (the "PSE&G Contract") for the supply, delivery and transportation of natural gas expires in August 2011. There are several Long-term Gas Transportation Agreements for transportation on a firm basis by various transporters of gas purchased under the gas supply and storage contracts, which expire in March 1999, October 2006, November 2011, March 2012 and November 2016. The Long-term Gas Storage Agreements expire in March 2012. The remainder of the daily fuel requirements of the Projects are met by open-market purchases delivered on an interruptible basis both into storage and directly to the Projects. The price escalators under the Long-term Gas Agreements are intended to substantially correlate to the price escalators under the Power Purchase Agreements. The NEA Project may also be run on Number 2 fuel oil in certain limited circumstances.

     Each of the Partnerships is party to a fuel management agreement (collectively, the "Fuel Management Agreements") with ESI Northeast Fuel Management, Inc. (the "Fuel Manager"), an indirect wholly-owned subsidiary of FPL Energy, pursuant to which the Fuel Manager has agreed to provide certain fuel management and administrative services.

     For more detailed information regarding the Projects, including the various contracts referred to above and regulatory matters affecting the Projects, see "-Regulation" and "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS."

The Acquisitions

     The Partners acquired all of the partnership interests in each of the Partnerships on January 14, 1998, pursuant to a Purchase Agreement, dated as of November 21, 1997, by and among the Partners, the Sellers, ESI Northeast Energy Funding, Inc. ("ESI Funding") and Tractebel Power. In connection with the acquisition of all of the partnership interests in the Partnerships, ESI Funding and Tractebel Power each acquired a thirty-seven and one-half percent (37.5%) interest in ESI Tractebel Funding. The Partners paid the purchase price for all of the partnership interests in the Partnerships and for seventy-five percent (75%) of the outstanding shares of capital stock in ESI Tractebel Funding (collectively, the "Acquisitions") from contributions made by each of ESI GP, Tractebel GP, ESI LP and Tractebel LP, the partners of NE LP. The remaining 25% belongs to Broad Street Contract Services, Inc. for the purposes of providing an independent director. On January 14, 1998 in connection with the Acquisitions and with the consent of the holders of a majority in aggregate principal amount of the Project Securities then outstanding, the Original Project Indenture was amended by the Second Supplemental Indenture. The amendments contained in the Second Supplemental Indenture permit (i) the Acquisitions, (ii) substitution of a guaranty (the "FPL Group Capital Guaranty") to be issued by FPL Group Capital for the cash collateral (the "Cash Collateral Proceeds") that secured the Partnerships' reimbursement obligations related to the Sanwa Letters of Credit,
(iii) at the time of substitution of the FPL Group Capital Guaranty, the release of such Cash Collateral Proceeds directly to the Partners without first depositing such amounts to the Revenue Fund and (iv) upon the substitution of Substitute Letters of Credit, the release directly to the Partners of amounts held in the Debt Service Reserve Fund for the Project Securities, without first depositing such amounts to the Reserve Fund.

The Independent Power Market

     Utilities in the United States have been the predominant producers of electric power intended primarily for sale to third parties since the early 1900s. In 1978, however, PURPA removed regulatory constraints relating to the production and sale of electric energy by certain non-utility power producers and required electric utilities to buy electricity from certain types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. Utilities are required to comply with state law guidelines and, in general, are required to buy electricity from non-utility generators if there is a need for such electricity and if it is priced at or below the utility's avoided cost at the time of the agreements.

     According to the Edison Electric Institute, as of December 31, 1996 non-utility generators represent approximately 8.4% of the United States' installed capacity, accounting for approximately 12% of the total electric generation in 1996. Between December 31, 1993 and December 31, 1996, non-utility generators represented 52.3% of the new capacity added in the United States. Competition in the non-utility power production market is not a material factor in the Partnerships' operations, except as described in "--Competition" and as described below.

     Electric utility systems that purchase a substantial portion of their energy supply from non-utility generators under contracts that require purchases of fixed or minimum quantities of energy have recently expressed an interest in lowering consumer rates by extending their dispatch flexibility to include the generating plants of their non-utility generators. Under this approach lower fuel cost sources of energy would be drawn on before higher fuel cost sources. General Public Utility's system, of which JCP&L is a part, has publicly announced and is pursuing its Natural Gas Private Pooling Point Program in which it would draw on its lower fuel cost sources of energy before drawing on higher fuel cost sources. JCP&L has contacted NJEA regarding this program and has made a presentation to NJEA regarding JCP&L's proposal to transform NJEA's must-run contract into a dispatchable contract on terms that are to cover all fixed costs (debt service and fixed operating expenses) and preserve current net profits while allowing JCP&L to reduce its purchased power costs. JCP&L has reported to New Jersey regulators that its above-market costs for power associated with the NJEA Power Purchase Agreement will total $837.67 million during the remaining life of the NJEA Power Purchase Agreement (present value of such amount recently estimated by JCP&L to be approximately $509.44 million) and that it intends to pursue its efforts to mitigate these costs.

     In November 1997, legislation was enacted in Massachusetts requiring electric companies and sellers under purchased-power contracts to make good-faith efforts to renegotiate contracts that contain a price for electricity that is above-market as of March 1, 1998. A good-faith effort under the Act does not require accepting all proposals or making unlimited concessions but does require the parties to show that they have actively participated in negotiations and have shown a willingness to make reasonable concessions. See "-Regulation -- Utility Industry Restructuring -- Massachusetts."

     It is not possible to predict the outcomes of various regulatory initiatives in connection with utility restructuring or changes that may be requested by JCP&L or the NEA Power Purchasers. Except as provided in the Project Indenture and the Indenture, any requested changes to the Power Purchase Agreements would require the consents of NEA or NJEA, as applicable, and of a majority of the holders of the Project Securities.

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

Power Purchase Agreements

     NEA's primary sources of revenue are five Power Purchase Agreements with Boston Edison, Commonwealth and Montaup. NJEA's primary source of revenue is a Power Purchase Agreement with JCP&L. All six Power Purchase Agreements provide for the substantially continuous provision of base-load power.

     The following table sets forth the applicable Power Purchaser's nominal entitlement (its share of capacity and associated energy contracted by the facilities) and the date of scheduled expiration with respect to each of the Power Purchase Agreements.

                                            Purchaser's
                                              Nominal             Expiration
                                            Entitlement           Of Contract
                                           -------------        --------------
          NEA Project:
              Boston Edison I Power
              Purchase Agreement........    135MW   46%       September 15, 2016
              Boston Edison II
              Power Purchase Agreement..     84     39        September 15, 2011
              Commonwealth I Power
              Purchase Agreement........     25      9        September 15, 2016
              Commonwealth II Power
              Purchase Agreement........     21      7        September 15, 2016
              Montaup Power
              Purchase Agreement........     25      9        September 15, 2021
                                            ---    ---
                       NEA Total........    290MW  100%

          NJEA Project:
              JCP&L Power Purchase
              Agreement.................    252MW  100%        August 13, 2011

Energy Banks

     The Power Purchase Agreements (other than the Commonwealth Power Purchase Agreements) provide for tracking accounts, or Energy Banks, to be calculated during the terms of such Power Purchase Agreements. The Energy Banks represent the cumulative differences from time to time between (i) the amount originally estimated to be paid or actually paid, depending on the Power Purchaser Agreement, by the applicable Power Purchaser for electric power delivered under the applicable Power Purchase Agreement and (ii) the amounts originally estimated as such Power Purchaser's Avoided Cost ("PPA Avoided Cost") of electric power, adjusted in certain cases for peak and off-peak deliveries of electric power from the Projects. Depending upon the Power Purchase Agreement, PPA Avoided Cost is either set at a scheduled amount per kWh of power, or determined by reference to the Power Purchaser's actual Avoided Cost over time. If the price paid under a Power Purchase Agreement exceeds the applicable Power Purchaser's PPA Avoided Cost, a positive balance will build up in the applicable Energy Bank, which depending upon the terms of the particular Power Purchase Agreement, must be either fully or partially secured by Energy Bank Letters of Credit and, in the case of the Power Purchase Agreements for the NEA Project, by the NEA Second Mortgage. A positive balance in an Energy Bank represents a liability of the applicable Partnership to the applicable Power Purchaser that will be reduced by subsequent sales of electric power to such Power Purchaser to the extent that, in later periods, PPA Avoided Costs are above the contract rate. Under certain circumstances (in particular, following an early termination of a Power Purchase Agreement resulting (i) in the case of the Boston Edison I Power Purchase Agreement, from an Event of Default by NEA (which includes the failure to deliver a minimum quantity of electricity equal to approximately 50% of historical levels for two consecutive years) and (ii) in the case of the Montaup Power Purchase Agreement, from NEA's insolvency or bankruptcy or NEA's failure to generate electricity at an annual capacity factor of 60% or higher for two successive years) such liability, if any, must be repaid in cash. The Energy Bank balances under the JCP&L Power Purchase Agreement and the Boston Edison II Power Purchase Agreement have been reduced to zero and, consequently, the Energy Bank provisions set forth in such Power Purchase Agreements have terminated. As of December 31, 1997, the Energy Bank liability under the Montaup Power Purchase Agreement was approximately $27,055,000. The Energy Bank Balance under the Boston Edison I Power Purchase Agreement was approximately $144,526,000 as of December 31, 1997 and is projected to decrease to zero by 2007. The Energy Bank balance under the Montaup Power Purchase Agreement is expected to increase throughout the term of the Agreement and to be approximately $69,677,000 on December 31, 2013.

     In February 1998, NE LP terminated the Sanwa Credit Agreement, the Sanwa Letters of Credit and the Sanwa Working Capital Facility and arranged for the delivery of new project letters of credit to satisfy requirements in certain of the Power Purchase Agreements (the "Energy Bank Letters of Credit"). The new Energy Bank Letters of Credit were issued in face amounts of $12,656,000 and $54,000,000 by BankBoston, N.A. ("BankBoston") and NationsBank of Texas ("NationsBank"), respectively. Following the issuance of the Energy Bank Letters of Credit ;and the FPL Group Capital Guaranty to BankBoston and NationsBank, cash in the amount of approximately $69,156,000, constituting the Cash Collateral Proceeds, was released and distributed to the Partners. In January 1998 NE LP arranged for the issuance to the Project Trustee by BankBoston and Bank Brussels Lambert of two letters of credit (the "Substitute Letters of Credit") in substitution for the cash on deposit in the Debt Service Reserve Fund under the Project Indenture. Following the issuance of the Substitute Letters of Credit, cash in the amount of approximately $33,270,000 was released from the Debt Service Reserve Fund and distributed to the Partners.

Second Mortgage

     The performance of NEA's obligations under the NEA Power Purchase Agreements is secured by the NEA Second Mortgage, which is expressly subordinate to the NEA Project Mortgage that secures the Project Indebtedness. Under the subordination provisions set forth in the NEA Second Mortgage, such remedies cannot be exercised so long as the Project Securities are outstanding.

     For a more detailed summary of the Power Purchase Agreements, see "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS -- Power Purchase Agreements."

Gas Supply Arrangements

     The fuel supply arrangements for the Projects are designed to create flexibility with respect to the Projects' major fuel supplier, ProGas. The Long-term Gas Supply Agreements are designed to manage the risk of precipitous increases in the price of natural gas (i) by indexing the prices paid by the Partnerships to ProGas for a portion of the natural gas to the energy prices paid by NEA's customers, (ii) by indexing the prices paid to ProGas for additional natural gas to the cost of natural gas purchased by New Jersey electrical utilities (including NJEA's customer, JCP&L), as reported in FERC Form 423 and (iii) by allowing the Partnerships the flexibility to shift gas purchased from ProGas between the Projects. Such fuel supply and management arrangement, however, cannot eliminate entirely the risks associated with gas price volatility.

     Approximately 80% of the Projects' combined fuel requirements of natural gas are supplied under the Long-term Gas Arrangements on a "firm" basis, that is, without interruption except for events of force majeure and in other limited circumstances. The remaining natural gas supplies are purchased on the open market and are transported by various means to the Projects. The Long-term Gas Arrangements consist of two long-term contracts with ProGas for supply and delivery of gas into the United States, one long-term contract with PSE&G for supply and delivery of gas, several contracts for the transportation on a firm basis by various transporters of gas purchased under the gas supply and storage contracts and contracts for the storage of gas. For a more detailed summary of the contracts comprising the Long-term Gas Arrangements, see "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS -- Gas Purchase Agreements; -- Gas Transportation and Storage Agreements."

     Although it is expected that the Projects will use natural gas almost exclusively, the NEA Project's air quality permit allows the NEA Project to burn Number 2 fuel oil for up to 1,440 turbine generating hours per year (equivalent to approximately 60 days per year, assuming one turbine is burning oil and operating at base load) in the event of certain curtailments in the gas supplies for the NEA Project, and the NEA Project has a 2.3 million gallon fuel tank for storage of approximately a nine-day supply (assuming only one turbine is burning oil) of Number 2 fuel oil as a back-up fuel. There is no fixed-price fuel purchase agreement for the purchase or delivery of Number 2 fuel oil. To date, the NEA Project has not been operated using Number 2 fuel oil (except for testing purposes). Use of Number 2 fuel oil would result in the suspension of NEA's sales of steam to NECO. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS-- Steam Sales Agreements -- NEA."

     The air quality permits for the NJEA Project do not allow fuel oil to be burned.

     The table below illustrates natural gas supply consumed by the Projects during 1997, expressed as a percentage of the total gas requirement for each Project and for the combined total gas requirement for both Projects.

                    Natural Gas Consumption for the Projects
                      For the year ended December 31, 1997

Sources of
Gas Consumed
by the                NEA                NJEA          Total         Contract
Projects             (Bef)              (Bef)          (Bef)        Expiration
-----------     -------------   -----------------   -------------   -----------

ProGas(1)       14.3      65%     9.2      50%       23.5      59%      2013
PSE&G            -         0%     7.9      44%        7.9      20%      2011

Market
Purchases        6.2      28%      -        0%        6.2      15%      N/A
From
Storage(2)       1.4       7%     1.1       6%        2.5       6%      2012
                ----     ----    ----     ----       ----     ----      ----
TOTAL           21.9     100%    18.2     100%       40.1     100%
                ====     ====    ====     ====       ====     ====
----------
(1)   ProGas volumes are adjusted to reflect exchanges between the Projects.
(2) Gas from storage includes both volumes purchased as market purchases and volumes purchased under the Long-term Gas Supply Agreement from ProGas.

Steam Sales Arrangements

NEA

     FERC regulations require that at least 5% of a QF's total energy output be useful thermal energy. To meet this requirement, the NEA Project sells 60,000 to 70,000 pounds per hour of steam (equal to approximately 6 to 7% of the Project's total energy output) to NECO for use by NECO in the operation of the Carbon Dioxide Plant, pursuant to the NEA Steam Sales Agreement.

     Steam Sales. NEA has leased the Carbon Dioxide Plant to NECO for an initial term that expires on June 1, 2007, renewable at NECO's option for up to four renewal periods of five years each and subject to termination by NEA for the convenience of NEA or following an event of default by NECO. The NEA Steam Sales

Agreement, which also expires on June 1, 2007, provides for NEA to sell to NECO at least 60,000 pounds per hour of steam during each hour that the NEA Project is being fueled by 100% pipeline quality natural gas. NECO is required to buy all its steam from the NEA Project whenever the NEA Project is operating and to return all condensate. In any hour in which the NEA Project is being fueled by 100% pipeline quality natural gas, NECO has contracted to accept steam quantities at least equal to 5% of the NEA Project's total energy output. The price of steam is adjusted annually according to an index that takes into account the blended base prices of gas supplied to NEA under the NEA ProGas Agreement and to NJEA under the NJEA ProGas Agreement, subject to a floor price of $3.50 per 1,000 pounds. The average price of steam under the NEA Steam Sales Agreement during 1997 was $3.52 per 1,000 pounds. NE LP expects to renew the NECO Lease and the NEA Steam Sales Agreement with NECO following its scheduled expiration in 2007. In the event that such renewal is not obtained, NE LP expects that NEA, as owner of the Carbon Dioxide Plant, will be successful in replacing NECO with another steam purchaser.

     NECO's ability to pay for steam depends upon its successful operation of the Carbon Dioxide Plant and the performance by NECO's two carbon dioxide customers described below. The NEA Steam Sales Agreement permits NECO to defer payment for all or a portion of the steam it takes if, after deferring its payments under the NECO Lease, NECO's monthly expenses still exceed its monthly revenues. In addition, NEA has agreed with NECO's two carbon dioxide customers that if NECO fails to satisfy its obligations under the Carbon Dioxide Sales Agreements described below, NEA will, within 45 days after receipt of notice from such customer, terminate the NECO Lease, also terminating the NEA Steam Sales Agreement, and will replace NECO as lessee. For more detailed summaries of the NEA Steam Sales Agreement and the NECO Lease, See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS -- Steam Sales Agreements -- NEA."

     In addition to steam, the NEA Project provides exhaust gas from the combustion turbines to the Carbon Dioxide Plant for use as a feedstock. Only the exhaust from burning natural gas (and not Number 2 fuel oil) can be used for carbon dioxide production. The Carbon Dioxide Plant can be run at full operational output provided that at least one combustion turbine is run on gas only. Under the Long-term Gas Arrangements, it is expected that there will be sufficient natural gas to run at least one turbine year-round in this manner. NEA will be obligated to pay liquidated damages to NECO if the NEA Project fails to provide exhaust gas from at least one turbine running only on natural gas for at least approximately 80% of the available hours per year.

     Carbon Dioxide Sales Agreements. As required by the NECO Lease, NECO has entered into carbon dioxide sales agreements with BOC Gases and Praxair (collectively, the "Carbon Dioxide Sales Agreements"), whereby NECO agrees to dedicate 55% of the Carbon Dioxide Plant's output to Praxair and 45% of the Carbon Dioxide Plant's output to BOC Gases. BOC Gases and Praxair are two of the largest suppliers and distributors of carbon dioxide in the United States. Under the Carbon Dioxide Sales Agreements, 88% of Praxair's allocation and 65% of BOC Gases' allocation are subject to a mandatory take-and-pay clause, up to a maximum of 55,660 tons per year for Praxair and 35,000 tons per year for BOC Gases. The price to be paid to NECO by BOC Gases is subject to adjustment based upon the New England carbon dioxide market price and is protected by a floor price of $38.00 per ton, unless and until a competitive plant is constructed and becomes operational. Upon construction of such a plant, the floor price will be reduced to $33.00 per ton and BOC Gases has a one-time option, exercisable within six months after construction of the competitive plant, to lower the floor price to $30.00 per ton. The price to be paid to NECO by Praxair is subject to quarterly adjustment with the wholesale carbon dioxide market price. The price to be paid by Praxair may not be reduced below $38.00 per ton, unless and until a competitive plant is built in New England or in parts of New York or New Jersey. After construction of such a plant, the floor price may be reduced to $30.00 per ton. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS -- Steam Sales Agreements -- NEA."

     Operation and Maintenance. The Carbon Dioxide Plant is operated for NECO by Westinghouse Services pursuant to an agreement between NECO and Westinghouse Services. On November 15, 1997, Westinghouse Electric announced that it intended to sell all of its industrial businesses, including the business of Westinghouse Services, to Siemens AG.

NJEA

     NJEA has entered into the NJEA Steam Sales Agreement with Hercules to sell steam to Hercules' Parlin, New Jersey facility. The Hercules plant is located approximately 1.5 miles from the NJEA Project and is connected by a steam pipeline over land owned by Hercules. NJEA's sales of steam to Hercules enable NJEA to satisfy FERC's rules with respect to useful thermal output necessary to maintain the NJEA Project's QF status. To meet this requirement, the NJEA Project sells approximately 125,000 pounds per hour of steam (equal to approximately 15% of the NJEA Project's total energy output) to Hercules.

     Steam Sales. The NJEA Steam Sales Agreement has an initial term that expires on August 13, 2011, subject to renewal for two five-year terms. Under the NJEA Steam Sales Agreement, Hercules must, for any hour in which it takes steam, take a minimum of 30,000 pounds of steam. Although Hercules may require a maximum of 205,000 pounds of steam per hour, Hercules' actual requirements have averaged approximately 125,000 pounds of steam per hour. NJEA is required to pay liquidated damages to Hercules in the event that (i) it fails to make delivery on an average annual basis of at least 85% of the steam used by Hercules up to a maximum of 205,000 pounds per hour or (ii) there are more than five total forced outages annually or more than 15 partial forced outages annually. Hercules is obligated under the contract to take sufficient process steam to maintain the NJEA Project's QF status. The NJEA Steam Sales Agreement is terminable upon Hercules' closing its Parlin plant, although in such case Hercules has agreed to lease to NJEA sufficient land to construct an alternative steam host. The NJEA Steam Sales Agreement's scheduled expiration date (2011) is the same as the scheduled expiration date for the JCP&L Power Purchase Agreement. Following the expiration of the JCP&L Power Purchase Agreement, the maintenance of the NJEA Project's QF status may not be required. In such case, NE LP expects that a replacement for or a renewal of the NJEA Steam Sales Agreement may not be obtained. For a more detailed summary of the NJEA Steam Sales Agreement, see "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS -- Steam Sales Agreements -- NJEA Steam Sales Agreement."

Seasonal Factors

     The performance of the Projects is dependent on ambient conditions (principally air temperature, air pressure and humidity), which affect the efficiency and capacity of the combustion turbines. Ambient conditions also affect the steam turbine cycle efficiency by affecting the operation of the air cooled condenser, and, therefore, the steam turbine exhaust back pressure. Payments due to NJEA under the JCP&L Power Purchase Agreement during winter and summer peak hour periods are substantially higher than those in spring and fall. Otherwise, the business of the Partnerships is not materially subject to seasonal factors.

Competition

     Recent regulatory change has created additional competition in the form of wholesale "power marketers" that engage in purchase and resale transactions between power producers and power distributors. The resultant increased competition has reduced the price utilities are willing to pay to independent power producers for electrical capacity and energy. Although the output of the Projects is substantially all committed under the Power Purchase Agreements, these factors may adversely affect the price payable under certain Power Purchase Agreements tied to actual Avoided Cost of the purchasing utility, as well as the price, if any, NJEA could obtain for merchant sales of power output in excess of the output under contract to JCP&L. (250 MW of a theoretical yearly average potential output of 290 MW is under contract.)

Employees

     None of the Partnerships, ESI Tractebel Funding or the Partners have any employees. Pursuant to the Administrative Services Agreement, ESI Northeast Energy GP, Inc. ("ESI GP") has agreed to provide administrative services to NE LP. The Operator, the Fuel Manager and the New Operator are to provide certain operation and maintenance, oversight and fuel management services for the Projects. See "MANAGEMENT" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Legal Proceedings

     Neither Partnership nor ESI Tractebel Funding is involved in any material legal proceedings.

Properties

     The Partnerships' principal properties are as follows:

                                                          Approximate Building
         Location                 Principal Use               Square Footage
         --------                 -------------           ---------------------
         NEA

            Bellingham, MA
            NEA Project(1)....... Power Production              70,000

            Carbon Dioxide
            Plant(2)............. Carbon Dioxide Production      9,000

            Certain Residences
            properties(3)........ Residences                    27,000

         NJEA

            Sayreville, NJ
            NJEA Project(4)...... Power Production              60,000
----------

(1) NEA owns the NEA Project and the land upon which it is located, with the exception of an approximately 15.25-acre parcel that is leased from The Prestwich Corporation, pursuant to a 26 year operating lease that expires on May 31, 2012. Subject to certain conditions, NEA has the option under such operating lease to extend the term of such lease for an additional 25 years.

(2) NEA owns the Carbon Dioxide Plant, which has been leased to NECO pursuant to the NECO Lease. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS -- Steam Sales Agreements -- NEA."

(3) NEA owns 12 single-family dwellings located on land immediately adjacent to the NEA Site.

(4) NJEA owns the NJEA Project and the land upon which it is located. The NJEA Site is leased to IECURC (a direct, wholly-owned subsidiary of NJEA) and leased back to NJEA.

     The NEA Site, the NEA Project, the Carbon Dioxide Plant and all other related improvements and fixtures on the NEA Site owned by NEA are subject to the NEA Project Mortgage. The NEA Site and the NEA Project are also subject to the NEA Second Mortgage. The NJEA Site, the NJEA Project and all other related improvements and fixtures on the NJEA Site owned by NJEA are subject to the NJEA Project Mortgage. The residential properties referred to in the chart above are subject to the NEA Additional Properties Mortgage.

Regulation

Energy Regulation

PURPA

     PURPA provides an electric generating project with rate and regulatory incentives if the project is a QF. Under PURPA, a cogeneration facility is a QF if (i) the facility sequentially produces both electricity and a useful thermal energy output during any calendar year which constitutes at least 5% of its total energy output and which is used for industrial, commercial, heating or cooling purposes, (ii) during any calendar year the sum of the useful power output of the facility plus one-half of its useful thermal energy output equals or exceeds 42.5% of the total energy input of natural gas and oil, or, in the event that the facility's useful thermal energy output is less than 15% of the facility's total energy output, such sum equals or exceeds 45% of such total energy input and (iii) the facility is not more than 50% owned, directly or indirectly, by an electric utility, electric utility holding company or any combination of the above.

     Under PURPA, QFs receive two primary benefits. First, PURPA exempts QFs from the Public Utility Holding Company Act of 1935 ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and certain state laws relating to financial, organization and rate regulation. Second, FERC's regulations promulgated under PURPA require (i) that electric utilities purchase electricity generated by QFs, construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's full Avoided Costs, and (ii) that the utilities sell supplementary, back-up, maintenance and interruptible power to QFs on a just and reasonable and nondiscriminatory basis. PURPA defines "Avoided Costs" as the "incremental costs to an electric utility of electric energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate itself or purchase from another source." Utilities may also purchase power at prices other than Avoided Costs pursuant to negotiations as provided by FERC regulations.

     NE LP expects the Projects to continue to meet all of the criteria required for certification as QFs under PURPA. If either Project were to fail to meet such criteria, the related Partnership and, by virtue of the Partnerships' common Partners, the other Partnership may become subject to regulation as a public utility company or its equivalent under PUHCA, the FPA and state utility laws. Certain of the Power Purchase Agreements require that the applicable Partnership use its best efforts to maintain QF status, and others may be terminated or be subject to price renegotiation if QF status is lost. In addition, each of the O&M Agreements may be suspended by the Operator if the applicable Project is operated in a manner likely to result in the loss of QF status, and if such potential loss is certified by an independent engineer. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS -- Operations and Maintenance Agreements."

PUHCA

     PUHCA provides that any corporation, partnership or other entity or organized group that owns, controls or holds power to vote 10% or more of the outstanding voting securities of a "public utility company" or a company that is a "holding company" of a "public utility company" is subject to registration with the SEC and to regulation under PUHCA, unless exempted by Commission rule, regulation or order. An entity may also be deemed to be a holding company if the Commission determines, after providing notice and an opportunity for hearing that such entity exercises a controlling influence over the management or policies of any public utility or holding company as to make it necessary or appropriate in the public interest or for the protection of investors or consumers that such entity be regulated as a holding company. Unless an exemption is obtained, PUHCA requires registration for a holding company of a public utility company, and requires a public utility holding company to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of the utility system. In addition, a public utility company that is a subsidiary of a registered holding company under PUHCA is subject to financial and organizational regulation, including approval by the Commission of its financing transactions.

     The Energy Policy Act of 1992 (the "Policy Act") contains amendments to PUHCA that may allow the Partnerships to operate their businesses without becoming subject to PUHCA in the event that either Project loses its status as a QF. Under the Policy Act, a company engaged exclusively in the business of owning and/or operating one or more facilities used for the generation of electric energy exclusively for sale at wholesale may be exempted from PUHCA. To qualify for such an exemption, a company must apply to FERC for a determination of eligibility, pursuant to implementing rules promulgated by FERC. Obtaining this exemption may require amendments to or replacements of certain of the Power Purchase Agreements. Moreover, although the Policy Act and its implementing rules provide certain exemptions from PUHCA, the Policy Act may also encourage greater competition in wholesale electricity markets, which could result in a decline in long-term rates to be paid by electric utilities, including those party to the Power Purchase Agreements. Even if a Partnership obtained an exemption from PUHCA pursuant to the Policy Act and implementing rules, in the event that QF status is revoked, the applicable Partnership would be subject to regulation under the FPA, as described below.

FPA

     Under the FPA, FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost of service approach or may be determined through competitive bidding or negotiation. If a Project were to lose its QF status, the rates set forth in each of the Power Purchase Agreements would have to be filed with FERC and would be subject to review by FERC under the FPA. Under FERC policy, the rates under those circumstances could be no higher than the price such Power Purchasers would have paid for energy had they not been required to purchase from such Project under PURPA's mandatory purchase requirements, i.e. such Power Purchaser's economy energy (incremental) cost during the period of non-compliance, unless the applicable power purchase agreement otherwise provides for alternative rates to apply in the event of such loss of QF status. Certain of the Power Purchase Agreements contain provisions for a renegotiation of the rates to be paid for electric energy in the event of loss of QF status, and loss of QF status constitutes an event of default under the JCP&L Power Purchase Agreement.

     The FPA and FERC's authority under the FPA subject public utilities to various other requirements, including accounting and record-keeping requirements; FERC approval requirements applicable to activities such as selling, leasing or otherwise disposing of facilities; FERC approval requirements for mergers, consolidations, acquisitions and the issuance of securities; and certain restrictions regarding affiliations of officers and directors.

State Regulation

     The Projects, by virtue of being QFs, are exempt from New Jersey and Massachusetts rate, financial and organizational regulations that are applicable to public utilities. QFs, however, are not exempt from the state regulatory commissions' general supervisory powers relating to environmental and safety matters. In addition, the NEA Project is required to file reports used by the Massachusetts Department of Public Utilities to forecast long-term electrical power needs.

     In the event that the NEA Project loses its QF status, in addition to FPA and PUHCA regulation, NEA and the NEA Project would be subject to a wide range of state regulations applicable to Massachusetts "electric companies," including requirements for the filing of annual reports and approval by the Massachusetts Department of Telecommunications and Energy of any issuance of securities. Similarly, in the event that the NJEA Project loses its QF status, in addition to FPA and PUHCA regulation, NJEA and the NJEA Project could, depending upon the character and extent of the business activities of NJEA with respect to sales of electricity from the NJEA Project, and whether NJEA engages in retail sales of electricity (such retail sales subject to the implementation of retail competition in New Jersey pursuant to deregulation imposed by the New Jersey Board of Public Utilities ("NJBPU")), be subject to a wide range of state statutes and regulations applicable to New Jersey public utilities, which includes the ability of the NJBPU to fix the rates charged by NJEA for the sale of the electric energy generated by the NJEA Project, the approval by the NJBPU of the issuance of securities by NJEA and the requirements for periodically furnishing to the NJBPU detailed reports of NJEA's finances and operations.

Wheeling and Interconnection

     Under the FPA, FERC is authorized to regulate the rates, terms and conditions for the transmission of electric energy in interstate commerce. This has been interpreted to mean that FERC has jurisdiction to prescribe the terms of and to set the rates contained in agreements for the transmission of electric energy when the applicable transmission system is interconnected and capable of transmitting energy across a state boundary, even if the utility has no direct connection with another utility outside its state but is interconnected with another utility that in turn has interstate connections with other utilities. Accordingly, the rates to be paid by NEA to Boston Edison under the Boston Edison Interconnection Agreement are subject to the jurisdiction of FERC under the FPA. Boston Edison submitted the Boston Edison Interconnection Agreement to FERC on October 13, 1993. FERC accepted such filing; however, the terms thereof and the rates thereunder remain subject to review and potential modification pursuant to the jurisdiction of FERC. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS -- Boston Edison Interconnection Agreement."

     FERC's authority under the FPA to require electric utilities to provide transmission service to QFs and other wholesale electricity producers has been significantly expanded by the Policy Act. Pursuant to the Policy Act, the Partnerships may apply to FERC for an order requiring a utility to provide transmission services in order to transmit power to a wholesale purchaser. FERC may issue such an order if FERC determines that such order would promote the economically efficient transmission and generation of electricity, would be just and reasonable and not unduly discriminatory or preferential and otherwise would be in the public interest, provided that the reliability of the affected electric systems would not be unreasonably impaired. The Policy Act may enhance the Partnerships' ability to obtain transmission access necessary to sell electric energy or capacity to purchasers other than those with which the Partnerships presently have Power Purchase Agreements and NEA's ability to obtain transmission line access for electrical sales to Commonwealth and Montaup following the scheduled expiration in 2001 of Commonwealth's and Montaup's access rights to Boston Edison's Medway Substation, which interconnects the NEA Project with Montaup and Commonwealth's respective grids. There can be no assurance however, that FERC would issue any such order or that the rates for such transmission service would be economical for the Partnerships. The Policy Act may also result in greater competition among wholesale electric energy producers.

Utility Industry Restructuring

     State and federal regulators are in the process of a major examination of the organization of the electric utility industry, which is dominated by vertically integrated investor-owned utilities.

Federal

     In the Spring of 1996, FERC promulgated its Order No. 888, an order containing significant policy initiatives designed to open the market for generation of electricity to competition. In its order, FERC promulgated rules requiring utilities owning transmission facilities to file uniform, non-discriminatory open access tariffs. These filings were made during the summer of 1996. The utilities themselves must use these tariffs for their wholesale sales. The order permits the utilities an opportunity to recover stranded costs (described below) associated with wholesale transmission. Additionally, FERC directed the regional power pools that control the major electric transmission networks to file uniform, non-discriminatory open access tariffs. Among the power pools that are subject to this mandate are the New England Power Pool ("NEPOOL") and the Pennsylvania-New Jersey-Maryland Interconnection ("PJM"), the two power pools that control transmission of electricity within the areas in which the Projects are located. Both NEPOOL and PJM filed proposals for open access tariffs prior to the FERC's deadline, December 3, 1996. FERC granted conditional approval of both of the proposed tariffs in the Fall of 1997. The Partners do not expect Order No. 888 to have a material impact on Partnerships' ability to obtain access to transmission lines for electrical sales to those utilities with whom they have power purchase agreements.

     In the Spring of 1996, FERC also issued its Order No. 889. This order requires utilities owning transmission facilities to adopt procedures for an open-access same-time information system ("OASIS") that will make available, on a real-time basis, pertinent information concerning each transmission utility's services. The order also promulgated standards of conduct to ensure that the utilities functionally separate their transmission and wholesale power merchant functions to prevent self-dealing.

     In the Spring of 1997, FERC issued its orders on rehearing of Order Nos. 888 and 889. In these orders FERC upheld the bulk of its rulings in Order Nos. 888 and 889, while making changes to a few of its rules to implement its open-access policies. Transmitting utilities were required to submit revised tariffs to FERC during the summer of 1997 to reflect FERC's orders on rehearing. In November 1997, FERC issued further orders on rehearing affirming, with certain clarifications, its previous orders. Certain aspects of Order Nos. 888 and 889 have been appealed to the U.S. Court of Appeals.

     Congress is considering legislation to modify federal laws affecting the electric industry. Bills have been introduced in the current Congress to provide retail electric customers with the right to choose their power suppliers. Modifications of PUHCA and PURPA have also been proposed.

NEPOOL

     NEPOOL was initially organized in 1971 and presently has over 130 members representing more than ninety-nine percent (99%) of the electric business in New England. NEPOOL is a voluntary association which operates to assure that the bulk electric power supply of the New England region is provided through central dispatch of virtually all of the generation and transmission facilities in New England as a single control area.

     On December 31, 1996, as supplemented February 14, April 18, May 1 and June 5, 1997, NEPOOL filed with FERC a comprehensive restructuring proposal. The restructuring proposal was intended to: (1) comply with the requirements of Order No. 888; (2) transfer control of the NEPOOL transmission grid to an independent system operator; and (3) provide a more open, competitive market for wholesale sales and purchases of electric energy in the New England region through a bilateral market and a regional power exchange.

     On June 25, 1997, FERC unconditionally authorized the establishment of the independent system operator and authorized the transfer of control of pool transmission facilities ("PTFs") owned by the public utility members of NEPOOL to the independent system operator. FERC concluded that this was both consistent with the public interest and would serve to maximize the potential for reliable, competitive bulk power operations in the region. The independent system operator is responsible for, among other things, monitoring the regional power market which includes maintaining system reliability, operating the NEPOOL control area and control center, administering the 7 spot markets, administering the NEPOOL tariff, and promoting efficient and competitive functioning within the market.

PJM

     The PJM power pool is a voluntary association of eight member electric utility companies in the mid-Atlantic region, originally formed in 1927, with a pooled generating capacity of over 56,000 megawatts. Under the historic PJM power pool structure, the member companies jointly own and control the bulk power transmission systems in the region and jointly plan transmission systems upgrades. On December 31, 1996, the PJM filed with FERC a proposal to restructure PJM to introduce open access transmission and otherwise to implement FERC Order 888. On February 28, 1997, FERC approved PJM's filing subject to further orders. FERC, on an interim basis, approved the PJM open access transmission tariffs effective April 1, 1997, and incorporated such proposal with respect to all issues except for congestion pricing. With implementation of a pool-wide open-access transmission tariff on April 1, 1997, PJM began operating a regional bid-based energy market. Participants buy and sell spot energy, schedule bilateral transactions, and reserve transmission service using the PJM OASIS.

     On November 25, 1997, FERC approved a restructuring plan for the PJM interconnection. The comprehensive plan included the approval of the PJM Operating Agreement, the PJM Open-Access Transmission Tariff, the Transmission Owners Agreement, and the Reliability Assurance Agreement. FERC modifications to the Agreement will be made in subsequent compliance filings by PJM. PJM has requested an April 1, 1998 implementation date for the approved PJM Open-Access Transmission Tariff.

Massachusetts

     On November 25, 1997 the Massachusetts legislature passed a comprehensive electric deregulation bill entitled "AN ACT RELATIVE TO RESTRUCTURING THE ELECTRIC UTILITY INDUSTRY IN THE COMMONWEALTH, REGULATING THE PROVISIONS OF ELECTRICITY AND OTHER SERVICES, AND PROMOTING ENHANCED CONSUMER PROTECTIONS THEREIN" (the "Act"). The purpose of the Act is to establish a comprehensive framework for the restructuring of the electric utility industry. In furtherance of this, the Act eliminates the existing Department of Public Utilities, replacing it with a five-member Department of Telecommunications and Energy ("DTE").

  Divestiture

     The Act provides that each electric company may, in its sole discretion, divest itself of its existing generation facilities. An electric company that chooses not to divest all of its non-nuclear generation facilities, is required to subject its nuclear and non-nuclear generation facilities and purchased power contracts to a valuation under which the DTE determines the market value of such generation facilities and contracts. The DTE is to require a reconciliation of projected transition costs to actual transition costs by March 1, 2000, and for every 18 months thereafter through March 1, 2008, or the termination date of any transition charge allowed to be assessed.

     If an electric company chooses to divest itself of its existing non-nuclear generation facilities, such company shall transfer or separate ownership of generation, transmission, and distribution facilities into independent affiliates on or before March 1, 1998.

     Commonwealth, Montaup and Boston Edison are all in various stages of divestiture.

  Stranded Costs

     The Act also requires the DTE to identify and determine stranded costs that may be allowed to be recovered through a non-bypassable transition charge. The DTE is required to approve any plan for recovery of such costs and to issue a finding that the company has taken all reasonable steps to mitigate the total amount of such costs that will be recovered and minimize the impact of such costs on ratepayers.

  Above-Market Power Purchase Contracts

     The Act further provides that to mitigate the projected market value of power associated with purchased power contracts ("PPCs") approved by the DTE or by its predecessor, the Department of Public Utilities Commission, by December 31, 1995, except with respect to trash to energy facilities, electric companies and sellers under such contracts are required to make good-faith efforts to renegotiate those contracts that contain a price for electricity that is above-market as of March 1, 1998. In order to meet this standard, the parties must show that they have actively participated in negotiations and have shown a willingness to make reasonable concessions to mitigate equitably stranded costs. A good-faith effort under the Act does not require accepting all proposals and making unlimited concessions. Beginning July 1, 1998, and at least annually thereafter, the DTE is required to continue to review such PPCs to determine if the contracts are above-market as of the date of review. If such contract is above-market, the electric company and the seller under the contract must attempt to make a good-faith effort to renegotiate such contract to achieve further reductions in the transition charge. If an electric company has assigned such contract to a buyer having adequate financial resources under a DTE-approved divestiture plan, the electric company is deemed to have met its obligations. If the seller under such contract has consented to the assignment and has agreed to release the electric company from all obligations under such contract, the seller is deemed to have met its obligations.

     If the DTE finds that a negotiated contract buyout or other modification is likely to achieve savings to the ratepayers and is otherwise in the public interest, the remaining amounts in excess of market value associated with such contract shall be included in the transition charges. If the DTE finds that a seller has made a bona fide offer for such a contract buyout or modification that has been refused by the purchasing electric company, only those amounts in excess of market value associated with such contract that would not have been mitigated by such offer shall be included in the transition charges, and the seller is deemed to have met its obligation to negotiate in good faith.

New Jersey

     Industry restructuring efforts are also underway in New Jersey. On April 30, 1997, the New Jersey Board of Public Utilities ("NJBPU" or "Board") issued its Final Report in the Energy Master Planning Process entitled "Restructuring the Electric Power Industry in New Jersey: Findings and Recommendations." The principal announced goal of the NJBPU in its restructuring initiative is to open the electric generation market to increased competition. On July 15, 1997, each of New Jersey's four electric utility companies filed: (1) a Restructuring Plan,
(2) an Unbundled Rate Filing, and (3) a Stranded Costs Filing with the NJBPU pursuant to the NJBPU's Final Report.

  Stranded Costs

     The stranded costs filing of each utility will determine the specific initial level of non-mitigatable stranded costs to be recovered by the local electric distribution company. The stranded cost filing for each utility has been transmitted to the Office of Administrative Law for evidentiary hearings. The JCP&L hearing commenced on December 2, 1997; the Initial Decision from the Administrative Law Judge is due on May 15, 1998, with a Final Decision by the NJBPU due thereafter.

     Stranded costs are defined by the NJBPU as the potential shortfall in revenues, or "loss," which would be experienced by the electric utilities as competition is introduced and their traditional monopolies are opened up to competitors. The Board seeks to address the stranded costs that may be created as a result of its recommendation to open the power generation and supply market up to competition. The Board has determined to limit the eligibility for stranded cost surcharge recovery to costs related directly to power supply including utility generation plant, long- and short-term power purchase contracts with other utilities and long-term power purchase contracts with non-utility generators.

     The NJBPU concluded in its April 30, 1997 report that electric utilities should be given an opportunity to recover from customers the costs associated with past financial commitments made by the utility for the purpose of procuring generating supplies to serve the retail electric customers in their service territory, notwithstanding the emergence of competition in the generation market. Such pronouncement is not binding at the present, and is subject to future regulatory proceedings and actions by the New Jersey Legislature. Additionally, federal legislation has been proposed that may alter a state's ability to regulate the emerging competitive market and the recovery of stranded costs.

  Above Market Power Purchase Contracts

     The NJBPU stated in its final report that utilities should make a reasonable good faith effort to mitigate stranded costs, including the buy-out or renegotiation of existing purchased power contracts with non-utility generators. The Board has acknowledged that it appears to lack jurisdiction to order modification of non-utility generators' contracts, and has determined that the "non-mitigatable costs associated with all such contracts which have previously been reviewed and approved by the Board, notwithstanding the specific date, must be eligible for stranded cost recovery."

     The NJBPU based its determination that it lacks jurisdiction to order modification of non-utility generators' contracts on the decision of the Third Circuit Court of Appeals in Freehold Cogeneration Associates, L.P. v. Board of Regulatory Commissioners of New Jersey, 44 F.3d. 1178 (3rd Cir. 1995), cert. den., 116 S. Ct. 68, which held that

     Once the [NJBPU] approved the power purchase agreement between Freehold and JCP&L, on the grounds that the rates were consistent with avoided cost, any action or order by the [NJBPU] to reconsider its approval or to deny the passage of those rates to JCP&L consumers under purported state authority was preempted by federal law. (Id., Freehold, 44 F.3d at 1194).

     The NJBPU has interpreted the Freehold decision to mean that "without legislative action at the federal or State level, a State regulator has minimal ability to subsequently adjust the pricing in such non-utility generators contracts once approved."

     Notwithstanding the NJBPU's acknowledgment that it appears to lack jurisdiction to order modification of non-utility generators' contracts under current law it has "strongly encouraged all stakeholders to renew their efforts to explore all reasonable means to mitigate IPP contracts." The Board further stated that the appropriate legislative bodies may wish to review this issue to "provide an added impetus for parties to these [non-utility generators'] contracts to seriously consider mitigation." JCP&L has reported to the NJBPU that it intends to pursue efforts to mitigate its above-market costs for non-utility generator purchase power agreements. JCP&L has contacted NJEA and made a presentation to NJEA regarding a preliminary proposal by JCP&L to transform NJEA's must-run contract into a dispatchable contract on terms that are to cover all fixed costs (debt service and fixed operating expenses) and preserve current net profits while allowing JCP&L to reduce its purchase power costs.

     While NE LP does not expect utility industry restructuring to result in any material adverse change to the Partnerships' Power Purchase Agreements, the impact of electrical industry restructuring on the companies that purchase power from Partnerships is uncertain.

  Permit Status

     NE LP believes that as of the date of this report all material permits required for the operation of the Projects have been obtained.

     The 1990 Amendments to the Clean Air Act require states and the federal government to implement certain measures that may affect the operation of the Projects. The State of New Jersey and the Commonwealth of Massachusetts are required to incorporate new, more stringent requirements into their plans for bringing the air quality in the areas in which the Projects are located into compliance with national air quality standards. In addition, thirteen northeastern states, including Massachusetts and New Jersey, have entered into a Memorandum of Understanding to address problems associated with the cross-boundary transport of ozone (the "MOU"). Under the MOU, the states have agreed to reduce emissions of nitrogen oxides ("NOx"), which is a precursor to ozone, in two phases. In 1999, utility sources in Massachusetts and New Jersey generally will be expected to meet a 0.20 lbs/mmBtu effective NOx emissions rate. In 2003 and thereafter, such sources will be expected to meet a 0.15 lbs/mmBtu effective NOx emissions rate. The Projects currently meet an effective NOx emissions rate of .09 lbs/mmBtu, and thus it appears that the Projects are favorably positioned to meet the NOx emissions limits contemplated under the MOU without the need for additional capital expenditures. In the event that the Projects are unable to meet the NOx emissions limitations contemplated under the MOU or other regulations, it is possible that each Project could be required to install a selective catalytic reduction (SCR) system in order to meet any such limitations, at a cost of approximately $1.2 to $1.5 million per system.

     The 1990 Amendments also require each state to implement an operating permit program that incorporates all of a facility's Clean Air Act requirements into a single permit and that includes sufficient monitoring requirements to ensure compliance. In addition, states are authorized to impose fees of at least $25 per ton of air pollutants emitted by a facility, even if such emissions are within permitted limits. The Departments of Environmental Protection for each of New Jersey and Massachusetts are currently reviewing the operating permit applications for the NJEA Project, the NEA Project and the Carbon Dioxide Plant, respectively.

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

Power Purchase Agreements

NEA Power Purchase Agreements

        Boston Edison I Power Purchase Agreement

     The Power Purchase Agreement entered into by NEA and Boston Edison as of April 1, 1986 (the "Boston Edison I Power Purchase Agreement"), provides for the sale to Boston Edison of 46% of the net power actually generated by the NEA Project.

     Term. The Boston Edison I Power Purchase Agreement extends for an initial term of 25 years expiring September 15, 2016, subject to earlier termination in accordance with its terms. Following the initial term, Boston Edison has the right to extend the Boston Edison I Power Purchase Agreement for an additional five years upon six months written notice. Following any such renewal, the Boston Edison I Power Purchase Agreement will remain in effect until terminated by either party by giving the other party six month's written notice of such termination.

     Purchase and Delivery. Pursuant to the Boston Edison I Power Purchase Agreement, NEA is obligated to deliver to Boston Edison, and Boston Edison is obligated to accept, a portion of the available capacity and hourly generation of the NEA Project equal to the ratio of 135 MW to the Net Electrical Capability (as defined herein) of 290 MW of the NEA Project multiplied by 100% of the available capacity and hourly generation of the NEA Project, or 46% of the net power actually generated. Plant output is dependent, among other things, on ambient temperatures, and is therefore subject to some variation. Whenever the NEA Project is operating above or below its Net Electrical Capability of 290 MW, the output sold to Boston Edison and other NEA Power Purchasers will be increased or reduced proportionately. NEA is obligated, however, to make available and dedicate to Boston Edison capacity and electric energy in the amount of 135 MW. Boston Edison has a right of first refusal, on terms to be agreed, to purchase a proportionate share based on its then current entitlement of any increased capacity resulting from an expansion of or addition to the NEA Project or from any other electricity generating facility on the NEA Site. All power is to be delivered to the nearest Boston Edison interconnection point, which is presently Boston Edison's Medway Station.

     Curtailment. Boston Edison has the right under the Boston Edison I Power Purchase Agreement to refuse power from the NEA Project for up to 200 hours per year (in addition to its other curtailment rights described below). Boston Edison also has the right to interrupt, reduce or refuse to purchase electric energy and NEA has the right to interrupt, reduce or refuse to deliver electric energy in order to install equipment, make inspections or perform maintenance and repairs. In addition, Boston Edison has the right to curtail or interrupt the taking of electric energy for as long as reasonably necessary in the event of an emergency.

     Interconnection. NEA has agreed to secure and pay all expenses of interconnection for the delivery of electrical energy at the delivery point. While Boston Edison may, at its option (subject to certain conditions), enter into transmission and interconnection agreements if necessary to ensure continued transmission and delivery of electrical energy, the expense and the risk of loss of such transmission are to be borne by NEA. All necessary interconnection agreements have been entered into. See "-Boston Edison Interconnection Agreement" below.

     Pricing. The Boston Edison I Power Purchase Agreement provides for a fixed capacity payment of 1.04 cents per kWh for all power delivered to Boston Edison plus an energy payment per kWh delivered equal to a percentage of the "Qualifying Facility Power Purchase Rate," which is a rate determined under Massachusetts law. It has been agreed that this percentage shall be 80% in each contract year through 2003, 75% from 2004 through 2007, 80% from 2008 through 2010, 85% in 2011 and 90% thereafter. If Boston Edison elects to exercise its right to extend the Boston Edison I Power Purchase Agreement, the energy payment for the period of any such extension will be 100% of the Qualifying Facility Power Purchase Rate. The Boston Edison I Power Purchase Agreement further provides that the minimum total payment for both energy and capacity to be received by NEA (in all cases whether or not such minimum amount is greater than the applicable percentage of the "Qualifying Facility Power Purchase Rate") shall not be less than 7.50 cents per kWh through 1997, after which the minimum payment becomes 6.50 cents per kWh until the end of the initial term. There is no minimum for any extension period. In 1997 the price per kWh was 7.50 cents. If, due to transmission constraints, Boston Edison must purchase power from NEA rather than a lower priced source, the purchase price for such power will be the lower price Boston Edison was forced to forego. However, such substitute rate is only available for up to 100 hours in any contract year.

     Energy Bank. The Boston Edison I Power Purchase Agreement provides for a special account referred to as the Energy Bank or Balance Account, and the Energy Bank balances therein are to be increased or decreased based upon a formula that prices power delivered to Boston Edison at its projected avoided cost, which is determined by reference to a fixed schedule specifying dollar amounts per kWh sold for each year of the Boston Edison I Power Purchase Agreement. As of December 31, 1997, the Energy Bank balance under the Boston Edison I Power Purchase Agreement was approximately $144,526,000 and is projected to decrease to zero by 2007. The Boston Edison I Power Purchase Agreement requires that approximately 50% of all positive Energy Bank balances be supported by an irrevocable letter of credit, subject to a maximum letter of credit requirement of $54 million. See "Business -- Power Purchase Agreements."

     Contract Security. To secure its performance under the Boston Edison I Power Purchase Agreement (as well as the other NEA Power Purchase Agreements), NEA has granted Boston Edison, Commonwealth and Montaup the NEA Second Mortgage on the NEA Site and the NEA Project, subordinated only to the rights of the holders of the Project Securities ("the Project Secured Parties") pursuant to the NEA Project Mortgage and certain replacements thereof. In addition, NEA has granted Boston Edison an unsubordinated declaration of easements, encumbering the NEA Project for the term of the Boston Edison I Power Purchase Agreement. This declaration provides Boston Edison with limited access to the NEA Project under certain specified conditions and obligates any subsequent owner of the NEA Project to sell to Boston Edison its entitlement under the Boston Edison I Power Purchase Agreement. See "--Accommodation Agreement."

     Sale of Power to Other Purchasers. The Boston Edison I Power Purchase Agreement contains a "most-favored nation" clause specifying that if any of the Commonwealth Power Purchase Agreements and the Montaup Power Purchase Agreement are amended or if NEA enters into any additional power purchase agreements, and Boston Edison believes the terms of such amendment or such power purchase agreement are more favorable to the applicable third party than the terms of the Boston Edison I Power Purchase Agreement are to Boston Edison, NEA shall make such terms available to Boston Edison for the remaining term of the Boston Edison I Power Purchase Agreement, provided Boston Edison accepts the other substantive terms of such amendment or power purchase agreement. Pursuant to a Consent and Agreement, dated as of June 28, 1989, and confirmed in a Confirmation Agreement, dated September 16, 1994, subject to conditions contained therein, Boston Edison has irrevocably waived its rights to invoke the "most-favored nation" clause. NEA may not enter into any contract for the sale of electricity from any addition to or expansion of the NEA Project or from any other electricity generation facilities located at the NEA Site unless it first offers Boston Edison an amount of electricity proportionate to its then current entitlement on substantially the same business terms specified in any proposal or letter of intent with the applicable third party and Boston Edison does not accept such terms.

     Right of First Offer. Other than in connection with the financing or refinancing of the NEA Project, or with the sale of equity participations in the form of partnership interests or otherwise, NEA has agreed under the Boston Edison I Power Purchase Agreement that if it desires to sell all or any portion of the NEA Project, it will first offer the terms of such sale to Boston Edison, which will have 60 days to respond to such offer. If Boston Edison declines the offer, NEA, will be free to offer the same terms to any third party, but in the event that an agreement is reached with such third party on terms more favorable than those proposed to Boston Edison, NEA is obligated to offer such terms to Boston Edison. The right of first offer is subject to adjustments proportionate to increases in entitlements of Commonwealth and Montaup.

     Qualifying Facility Status. The Boston Edison I Power Purchase Agreement does not require that the NEA Project's QF status be maintained. However, NEA has warranted to Boston Edison that NEA will use its best efforts to maintain the NEA Project's QF status.

     Events of Default and Remedies; Termination. The occurrence of any one or more of the following events constitutes an event of default under the Boston Edison I Power Purchase Agreement and may result in termination of the Boston Edison I Power Purchase Agreement and the exercise of other remedies by the non-defaulting party: (i) the dissolution or liquidation of either party; (ii) failure by either party to perform or observe any of the material terms of the Boston Edison I Power Purchase Agreement, where such failure has not been cured within 45 days of notice thereof by the non-defaulting party or, where cure is not practicable within 45 days, cure has not been undertaken within 45 days and completed within a reasonable period not to exceed two years; (iii) certain events of bankruptcy or insolvency; (iv) the failure of NEA to deliver at least
591.3 million kWh of electricity per year (equivalent to 135 MW at 50% capacity factor annually) to Boston Edison in each of two consecutive contract years, whether or not such failure is due to force majeure; and (v) either party contests the enforceability of the Boston Edison I Power Purchase Agreement. In addition, Boston Edison may terminate the Boston Edison I Power Purchase Agreement in the event of NEA's failure to pay costs and expenses, if any, associated with transmission services, filing fees, administrative costs and any interest accrued thereon in accordance with such contract.

        Boston Edison II Power Purchase Agreement

     The Power Purchase Agreement entered into by NEA and Boston Edison as of January 28, 1988 (the "Boston Edison II Power Purchase Agreement"), provides for the sale to Boston Edison of 29% of the net power actually generated by the NEA Project, subject to certain limitations described below.

     Term. The Boston Edison II Power Purchase Agreement extends for a term of 20 years expiring September 15, 2011, subject to earlier termination in accordance with its terms. The Boston Edison II Power Purchase Agreement does not include any right to extend its term.

     Purchase and Delivery. Pursuant to the Boston Edison II Power Purchase Agreement, NEA is obligated to deliver to Boston Edison, and Boston Edison is obligated to accept, a portion of the available capacity and hourly generation of the NEA Project equal to the ratio of 84 MW to the Net Electrical Capability of 290 MW of the NEA Project multiplied by 100% of the available capacity and hourly generation of the NEA Project, or 29% of the net power actually generated, not to exceed 68 MW during the Summer Period (June through September) or 92 MW during the Winter Period (October through May). The maximum delivery amount under the Boston Edison II Power Purchase Agreement during any contract year is 735.84 million kWh (equivalent to 84 MW at 100% capacity factor annually). Boston Edison is not obligated to accept energy in excess of the amounts stated. Project output is dependent, among other things, on ambient temperatures, and is therefore subject to some variation. Whenever the NEA Project is operating above or below its Net Electric Capability of 290 MW, the output sold to Boston Edison and other NEA Power Purchasers will be increased or reduced proportionately subject to Boston Edison's maximum purchase obligations described above. All power is to be delivered to an interconnection point mutually agreed to by Boston Edison and NEA, which is presently Boston Edison's Medway Station.

     Curtailment. Boston Edison has the right under the Boston Edison II Power Purchase Agreement to interrupt, reduce or refuse to purchase electric energy, and NEA has the right to interrupt, reduce or refuse to deliver electric energy in order to install equipment, make inspections or perform maintenance and repair. Boston Edison also has the right to curtail or interrupt the taking of electric energy for as long as reasonably necessary in the event of an emergency.

     Interconnection. NEA has agreed to pay all expenses of interconnection for the delivery of electrical energy at the delivery point. All necessary interconnection agreements have been entered into. See "--Boston Edison Interconnection Agreement."

     Pricing. The Boston Edison II Power Purchase Agreement provides for fixed payments for all power delivered to Boston Edison averaging 4.50 cents per kWh in 1992, 4.84 cents per kWh in 1993, and rising thereafter at a fixed escalation rate of 7.5% per year. In 1997, this rate was 6.46 cents per kWh.

     Escrow Account. NEA is required by the Boston Edison II Power Purchase Agreement to maintain an escrow account for plant maintenance of $1.275 million. Pursuant to Boston Edison's consent to the issuance of the Project Securities, amounts on deposit in the Project Debt Service Reserve Fund will be deemed to fulfill this obligation.

     Energy Bank Liability and Support. Although the Boston Edison II Power Purchase Agreement provides for an Energy Bank, there is no liability remaining for the Energy Bank under the Boston Edison II Power Purchase Agreement.

     Contract Security. To secure its performance under the Boston Edison II Power Purchase Agreement (as well as the other NEA Power Purchase Agreements), NEA has granted Boston Edison, Commonwealth and Montaup the NEA Second Mortgage on the NEA Site and the NEA Project, subordinated only to the rights of the Project Secured Parties pursuant to the NEA Project Mortgage and certain replacements thereof. In addition, NEA has granted Boston Edison an unsubordinated declaration of easements, encumbering the NEA Project for the term of the Boston Edison II Power Purchase Agreement. This declaration provides Boston Edison with limited access to the NEA Project under certain specified conditions and obligates any subsequent owner of the NEA Project to sell to Boston Edison its entitlement under the Boston Edison II Power Purchase Agreement. See "--Accommodation Agreement" below.

     Sale of Power to Other Purchasers. The Boston Edison II Power Purchase Agreement provides that NEA may not enter into any contract for the sale of electricity from the NEA Project or any additions to the NEA Project unless it first offers Boston Edison an amount of electricity proportionate to its then current entitlement on substantially the same business terms specified in any letters or notice of intent with the applicable third party and Boston Edison does not accept such terms.

     Qualifying Facility Status. The Boston Edison II Power Purchase Agreement does not require that the NEA Project's QF status be maintained. However, NEA has warranted to Boston Edison that NEA will use its best efforts to maintain the NEA Project's QF status.

     Events of Default and Remedies; Termination. The occurrence of any one or more of the following events constitutes an Event of Default under the Boston Edison II Power Purchase Agreement and may result in termination of the Boston Edison II Power Purchase Agreement and the exercise of other remedies by the non-defaulting party: (i) the dissolution or liquidation of either party; (ii) the failure by either party to perform or observe any of the material terms of the Boston Edison II Power Purchase Agreement, where such failure has not been cured within 45 days of notice thereof by the non-defaulting party, or, where cure is not practicable within 45 days, cure has not been undertaken within 45 days and completed within a reasonable period not to exceed two years (subject to force majeure); (iii) certain events of bankruptcy and insolvency; (iv) the failure of NEA (other than due to the acts or omissions of Boston Edison) to deliver at least 367.92 million kWh of electricity per year (equivalent to 84 MW at 50% capacity factor annually) to Boston Edison in each of three consecutive contract years, whether or not such failure is due to force majeure, except that such failure shall not be an event of default if (x) on or before the final day of such three year period, NEA delivers to Boston Edison the report of an independent engineer stating that the NEA Project is expected to be generating electricity at or near its 290 MW Net Electrical Capability within 90 days, and
(y) the NEA Project begins generating at such level within 90 days; and (v) either party contests the enforceability of the Boston Edison I Power Purchase Agreement.

        Commonwealth I Power Purchase Agreement

     The Power Purchase Agreement entered into by NEA and Commonwealth as of November 26, 1986 (the "Commonwealth I Power Purchase Agreement"), provides for the sale to Commonwealth of approximately 9% of the net power actually generated by the NEA Project.

     Term. The Commonwealth I Power Purchase Agreement extends for a term of 25 years expiring September 15, 2016. The Commonwealth I Power Purchase Agreement does not have any provision for extension of its term.

     Purchase and Delivery. Pursuant to the Commonwealth I Power Purchase Agreement, NEA is obligated to sell and deliver to Commonwealth, and Commonwealth is obligated to accept, a portion of the available capacity and hourly generation of the NEA Project equal to the ratio of 25 MW to the Net Electrical Capability of 290 MW of the NEA Project multiplied by 100% of the available capacity and hourly generation of the NEA Project, or approximately 9% of the net power actually generated. Project output is dependent, among other things, on ambient temperatures, and is therefore subject to some variation. Whenever the NEA Project is operating above or below its Net Electrical Capability of 290 MW, the output sold to Commonwealth and other NEA Power Purchasers will be increased or reduced proportionately. NEA has the right to withdraw the NEA Project from service and to cease to supply electricity to Commonwealth as necessary to perform any maintenance or repair of the NEA Project.

     Curtailment. Commonwealth has the right under the Commonwealth I Power Purchase Agreement to curtail or interrupt the taking of electricity when, in its reasonable judgment, such curtailment or interruption is needed or desirable in order to restore service on Commonwealth's system or those systems with which it is directly or indirectly connected or whenever any of such systems experience a system emergency.

     Pricing. The Commonwealth I Power Purchase Agreement provides for a payment per kWh for all power delivered to Commonwealth consisting of (i) a fixed capacity payment of 2.00 cents per kWh, (ii) an energy payment of 3.375 cents per kWh through December 31, 1998, and 2.70 cents per kWh thereafter, multiplied by the ratio of (x) the actual price per barrel of Number 6 fuel oil to (y) a base price of $16.69 per barrel, and (iii) a production factor not to exceed plus or minus 0.4 cents, depending on the extent to which availability in the preceding year has exceeded or been less than 85%. The energy payment component of the foregoing price is subject to the floor price of at least 4.50 cents per kWh through December 31, 2000. The foregoing price is required to be paid for 99% of the kWh delivered to Commonwealth minus non-pool transmission facility losses. As a result of the foregoing formula, the price paid by Commonwealth will be influenced significantly by changes in the price of Number 6 fuel oil. During 1997, the average price per kWh under this contract was 6.76 cents.

     Contract Security. To secure its performance under the Commonwealth I Power Purchase Agreement (as well as the other NEA Power Purchase Agreements), NEA has granted Commonwealth, Boston Edison and Montaup the NEA Second Mortgage on the NEA Site and the NEA Project, subordinated only to the rights of the Project Secured Parties pursuant to the NEA Project Mortgage and certain replacements thereof. In addition, NEA has granted Commonwealth an unsubordinated declaration of easements, encumbering the NEA Project for the term of the Commonwealth I Power Purchase Agreement. This declaration provides Commonwealth with limited access to the NEA Project under certain specified conditions and obligates any subsequent owner of the NEA Project to sell to Commonwealth its entitlement under the Commonwealth I Power Purchase Agreement. See "--Accommodation Agreement" below.

     Sale of Power to Other Purchasers. The Commonwealth I Power Purchase Agreement has a "most favored nation" clause specifying that Commonwealth will be given the benefit of any more favorable terms established in future NEA power sales contracts or any amendment to any other NEA Power Purchase Agreement provided that it agrees to be bound by the other substantive provisions thereof. Pursuant to a Consent and Agreement, dated as of June 28, 1989, and confirmed in a Confirmation Agreement, dated October 13, 1994, subject to conditions contained therein, Commonwealth has irrevocably waived its rights to invoke the "most-favored nation" clause. The Commonwealth I Power Purchase Agreement also specifies that NEA shall not enter into any contract for the sale of electricity from any additions to the NEA Project unless it first offers a contract to Commonwealth for the sale of a proportionate amount of such electricity according to Commonwealth's then current entitlement under the Commonwealth I Power Purchase Agreement on the same terms as those specified in any proposal to another party.

     Transmission. Under the Commonwealth I Power Purchase Agreement, NEA bears all risk and expenses with respect to the provision of transmission services to Commonwealth for the term of the contract.

     Qualifying Facility Status. Commonwealth's obligations under the Commonwealth I Power Purchase Agreement were conditioned upon the NEA Project's being certified as a QF on the in-service date, which condition was satisfied. NEA has agreed to use its best efforts to maintain such status, and in the event that the QF status of the NEA Project is revoked, NEA has agreed to use its best efforts to regain the certification and both parties have agreed to continue to purchase and sell electrical power on the terms set forth in the Commonwealth I Power Purchase Agreement (including those relating to price).

        Commonwealth II Power Purchase Agreement

     The Power Sale Agreement entered into by NEA and Commonwealth as of August 15, 1988 (the "Commonwealth II Power Purchase Agreement") provides for the sale to Commonwealth of approximately 7% of the net power actually generated by the NEA Project.

     Term. The Commonwealth II Power Purchase Agreement extends for a term of 25 years expiring September 15, 2016. The Commonwealth II Power Purchase Agreement does not have any provision for extension of its term.

     Purchase and Delivery. Pursuant to the Commonwealth II Power Purchase Agreement, NEA is obligated to sell and deliver and Commonwealth is obligated to accept a portion of the available capacity and hourly generation of the NEA Project equal to the ratio of 21 MW to the Net Electrical Capability of 290 MW of the NEA Project multiplied by 100% of the available capacity and hourly generation of the NEA Project, or approximately 7% of the net power actually generated. Project output is dependent, among other things, on ambient temperatures, and is therefore subject to some variation. Whenever the NEA Project is operating above or below its Net Electrical Capability of 290 MW, the output sold to Commonwealth and other NEA Power Purchasers will be increased or reduced proportionately. NEA has the right to withdraw the NEA Project from service and to cease to supply electricity to Commonwealth as necessary to perform any maintenance or repair to the NEA Project.

     Curtailment. Commonwealth has the right under the Commonwealth II Power Purchase Agreement to curtail or interrupt the taking of electricity when, in its reasonable judgment, such curtailment or interruption is needed or desirable in order to restore service on Commonwealth's system or those systems with which it is directly or indirectly connected or whenever any of such systems experience a system emergency.

     Pricing. The Commonwealth II Power Purchase Agreement provides for fixed payments of 4.5 cents per kWh for all power delivered to Commonwealth in 1992 and 4.84 cents per kWh in 1993, rising thereafter at a fixed escalation rate of 7.5% per year, which are payable with respect to 99% of the kWh delivered to Commonwealth minus non-pool transmission facility losses. The rate per kWh in 1997 was 6.46 cents.

     Contract Security. To secure its performance under the Commonwealth I Power Purchase Agreement (as well as the other NEA Power Purchase Agreements), NEA has granted Commonwealth, Boston Edison and Montaup the NEA Second Mortgage on the NEA Site and the NEA Project, subordinated only to the rights of the Project Secured Parties pursuant to the NEA Project Mortgage and certain replacements thereof. In addition, NEA has granted Commonwealth an unsubordinated declaration of easements, encumbering the NEA Project for the term of the Commonwealth II Power Purchase Agreement. This declaration provides Commonwealth with limited access to the NEA Project under certain specified conditions and obligates any subsequent owner of the NEA Project to sell to Commonwealth its entitlement under the Commonwealth II Power Purchase Agreement. See "--Accommodation Agreement" below. Finally, The Commonwealth II Power Purchase Agreement requires that NEA's obligations be secured by a letter of credit in the amount of $1 million until September 15, 1998.

     Sale of Power to Other Purchasers. The Commonwealth II Power Purchase Agreement has a "most favored nation" clause specifying that Commonwealth will be given the benefit of any more favorable terms established in future NEA power sales contracts or any amendment to any other NEA Power Purchase Agreement provided that it agrees to be bound by the other substantive provisions thereof. Pursuant to a Consent and Agreement, dated as of June 28, 1989, and confirmed in a Confirmation Agreement, dated October 13, 1994, subject to conditions contained therein, Commonwealth has irrevocably waived its rights to invoke the "most-favored nation" clause. The Commonwealth II Power Purchase Agreement also specifies that NEA shall not enter into any contract for the sale of electricity from any additions to the NEA Project unless it first offers a contract to Commonwealth for the sale of a proportionate amount of such electricity according to Commonwealth's then current entitlement under the Commonwealth II Power Purchase Agreement on the same terms as those specified in any proposal to another party.

     Transmission. Under the Commonwealth I Power Purchase Agreement, NEA bears all risk and expenses with respect to the provision of transmission services to Commonwealth for the term of the contract.

     Qualifying Facility Status. Commonwealth's obligations under the Commonwealth II Power Purchase Agreement were initially conditioned upon the NEA Project's being certified as a QF on the in-service date, which condition was satisfied. NEA has agreed to use its best efforts to maintain such status, and in the event that the NEA Project's QF status is revoked, NEA has agreed to use its best efforts to regain the certification and both parties have agreed to continue to purchase and sell power on the terms set forth in the Commonwealth II Power Purchase Agreement (including those relating to price).

        Montaup Power Purchase Agreement

     The Power Purchase Agreement entered into by NEA and Montaup as of October 17, 1986 (the "Montaup Power Purchase Agreement") provides for the sale to Montaup of approximately 9% of the net power actually generated by the NEA Project.

     Term. The Montaup Power Purchase Agreement extends for an initial term of 30 years expiring September 15, 2021, subject to earlier termination in accordance with its terms. The Montaup Power Purchase Agreement will remain in effect thereafter until either party terminates the contract by giving the other party six months' written notice of such termination.

     Purchase and Delivery. Pursuant to the Montaup Power Purchase Agreement, NEA is obligated to deliver to Montaup, and Montaup is obligated to accept, a portion of the available capacity and hourly generation of the NEA Project equal to the ratio of 25 MW to the Net Electrical Capability of 290 MW of the NEA Project multiplied by 100% of the available capacity and hourly generation of the NEA Project, or approximately 9% of the net power actually generated. Project output is dependent, among other things, on ambient temperatures, and is therefore subject to some variation. Whenever the NEA Project is operating below its Net Electrical Capacity of 290 MW, the output sold to Montaup and other NEA Power Purchasers will be reduced proportionately. Whenever the NEA Project is operating above its Net Electrical Capacity of 290 MW, NEA may sell the increased output to Montaup or another power purchaser subject to Montaup's right of first refusal.

     Curtailment. Montaup has the right under the Montaup Power Purchase Agreement to refuse power for up to 200 hours per year, at its reasonable discretion, in addition to its other curtailment rights described below. Montaup has the right to interrupt, reduce or refuse to purchase electric energy, and NEA has the right to interrupt, reduce or refuse to deliver electric energy, in order to install equipment, make inspections or perform maintenance and repairs. In addition, Montaup has the right to curtail or interrupt the taking of electric energy for as long as reasonably necessary in the event of an emergency.

     Pricing. The Montaup Power Purchase Agreement provides for an energy payment per kWh for all power delivered to Montaup equal to 75% of Montaup's Qualifying Facility Power Purchase Rate (described below) in each year through 2000 and at least 75% but no more than 95% of such rate thereafter, dependent upon the balance in the Energy Bank in such year, together with an average fixed capacity payment of 1.04 cents per kWh, which is not subject to adjustment provided that peak-hour availability remains in excess of 80%. The Montaup Power Purchase Agreement further provides that the minimum rate to be received by NEA is 6.50 cents per kWh through 2000, after which no minimum rate applies. The foregoing rates are payable in respect of 99% of the kilowatt hours delivered by NEA for sale to Montaup under the Montaup Power Purchase Agreement. Montaup's Qualifying Facility Power Purchase Rate is a rate determined under state law based on Montaup's Avoided Cost of power production. If, due to transmission constraints, Montaup must purchase power from NEA rather than a lower priced source, then the purchase price for such power will be the lower price Montaup was forced to forego. However, this substitute rate is only available for up to 100 hours annually. During 1997, the payment per kWh under the Montaup Power Purchase Agreement was 6.5 cents.

     Energy Bank Liability and Support. The Montaup Power Purchase Agreement provides for an Energy Bank, and the Energy Bank balance under the Montaup Power Purchase Agreement will be increased to the extent that the price paid by Montaup exceeds the greater of (i) Montaup's Qualifying Facility Power Purchase Rate and (ii) an Energy Bank floor rate. The Energy Bank floor rate is specified pursuant to a fixed schedule. Positive Energy Bank balances are reduced to the extent payments to NEA are less than the foregoing Energy Bank rates. Positive balances are subject to interest each month at the prime rate as established from time to time by the First National Bank of Boston. As of December 31, 1997 the Energy Bank balance under the contract was approximately $27,055,000. The Montaup Power Purchase Agreement requires NEA to deliver a letter of credit to Montaup securing the payment of positive Energy Bank balances. However, the face amount of the letter of credit is not required to exceed $12.656 million or (if less) the remaining Energy Bank balance.

     Contract Security. To secure its performance under the Montaup Power Purchase Agreement, NEA has granted Montaup (as well as other NEA Power Purchasers), the NEA Second Mortgage, subordinated only to the rights of the Project Secured Parties pursuant to the NEA Project Mortgage and certain replacements thereof. In addition, NEA has granted Montaup an unsubordinated Declaration of Easements, encumbering the NEA Project for the life of the Montaup Power Purchase Agreement. This declaration provides Montaup with limited access to the NEA Project and obligates any subsequent owner of the NEA Project to sell Montaup in contract entitlement. See "-Accommodation Agreement" below.

     Right of First Refusal. Montaup has a right of first refusal for the purchase of any additional capacity generated by the NEA Project and not covered by the Power Purchase Agreements with Boston Edison and Commonwealth, proportionate to its then current entitlement. Any capacity currently covered by Boston Edison's or Commonwealth's entitlement which becomes available in the future is also subject to Montaup's proportionate right of first refusal.

     Transmission. Under the Montaup Power Purchase Agreement, NEA is responsible for, bears all risk with respect to and is required to pay all expenses in connection with the provision of transmission services to Montaup for the term of the contract.

     Qualifying Facility Status. NEA has warranted to Montaup that as of the date the NEA Project commenced operations, it would be a QF, and that should the NEA Project lose its QF status thereafter, NEA would use its best efforts to regain such status. Montaup is entitled to renegotiate the pricing provisions of the Montaup Power Purchase Agreement in the event that the NEA Project's QF status is revoked.

NJEA Power Purchase Agreement

     The Power Purchase Agreement entered into by JCP&L and NJEA as of October 22, 1987 (the "JCP&L Power Purchase Agreement"), provides for the sale of 250 MW of power from the NJEA Project's baseload power.

     Term. The JCP&L Power Purchase Agreement extends for an initial term of 20 years expiring August 13, 2011, and may be extended for an additional five year period upon written notice by JCP&L to NJEA, subject to the renegotiation of the price terms for any such extension.

     Purchase and Delivery. Pursuant to the JCP&L Power Purchase Agreement, NJEA is obligated to deliver to JCP&L, and JCP&L is obligated to accept, the contract capacity of not less than 250 MW and up to 2.2 million MwH per year of associated energy (250 MW at 100% capacity factor annually) from the NJEA Project throughout the term of the JCP&L Power Purchase Agreement. JCP&L has certain rights, but not the obligation, to purchase certain energy produced by the NJEA Project in excess of 250 MW per hour at a discounted price.

     Curtailment. Pursuant to the JCP&L Power Purchase Agreement, JCP&L has the right, for up to 200 hours annually during the period expiring August 13, 2001, and for 400 hours annually thereafter, to refuse electric power from the NJEA Project, in any event on no more than 20 separate occasions annually, if conditions on the PJM Interconnected Power Pool system are such that generators of all PJM member utilities are required to reduce generation to minimum levels during periods of low load in accordance with applicable procedures. In addition, without affecting the number of hours during which JCP&L may refuse power under the circumstances described above, JCP&L may refuse power: (i) for up to 200 hours annually during off peak periods (provided that each such curtailment shall be for a minimum of six hours); (ii) when JCP&L deems such refusal to be in keeping with prudent utility practices or necessary to facilitate construction, installation, maintenance, repair or inspection of any of JCP&L's or NJEA's facilities or equipment, to maintain JCP&L's system integrity, or due to emergency, forced outages, potential overloading or force majeure and (iii) if NJEA's operation of the NJEA Project endangers JCP&L personnel, until such dangerous condition is corrected.

     Interconnection. NJEA has agreed to design, construct and provide during the term of the JCP&L Power Purchase Agreement all interconnection facilities and protective apparatus necessary to effect delivery of power to JCP&L's system pursuant to the JCP&L Power Purchase Agreement, subject to JCP&L's approval and in accordance with its standards.

     Pricing. The JCP&L Power Purchase Agreement provides for payment to NJEA of: (i) a variable energy payment referencing JCP&L's 1989 cost of gas, indexed to the cost of gas purchased by New Jersey utilities; (ii) a capacity payment that is made for power purchased during peak hours in peak season (approximately 1,800 hours per year); and (iii) a fixed energy payment.

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

     Energy Bank. Although the JCP&L Power Purchase Agreement provides for an Energy Bank, there is no liability remaining for the Energy Bank under the JCP&L Power Purchase Agreement.

     Right of First Offer. Other than in connection with the financing or refinancing of the NJEA Project, NJEA has agreed under the JCP&L Power Purchase Agreement that it will not sell or transfer all or any portion of the NJEA Project without the prior written consent of JCP&L. The JCP&L Power Purchase Agreement also grants a right of first offer to JCP&L for any such sale or transfer.

     Right of First Refusal. If as a result of improvements or the construction of additional generating units the capacity of the NJEA Projects increased, then JCP&L has a right of first refusal on such excess capacity produced by the NJEA Project on terms no less favorable than those offered to any third party in an arm's length transaction for such excess capacity.

     Qualifying Facility Status. NJEA is required under the JCP&L Power Purchase Agreement to maintain the NJEA Project's QF status for so long as PURPA or legislation of similar import is in effect. Failure to maintain such status constitutes an event of default under the JCP&L Power Purchase Agreement.

     Remedies; Events of Default; Termination. The occurrence of any one or more of the following events constitutes an event of default and may result in termination of the JCP&L Power Purchase Agreement by the non-defaulting party:
(i) a material breach of any material term or condition of the JCP&L Power Purchase Agreement, including but not limited to failure to maintain the collateral security, breach of any representation, warranty or covenant and failure of either party to make a required payment to the other party of amounts due under the contract, or failure by a party to provide any required schedule, report or notice if such failure is not cured within 30 days after notice to the defaulting party; (ii) failure by NJEA to deliver electricity for a period of 365 consecutive days for any reason except as may be excused by force majeure;
(iii) sale or supply of electricity by NJEA from the NJEA Project, or agreement by NJEA to sell or supply electricity, to anyone other than JCP&L at times when JCP&L can accept delivery of such electricity; (iv) failure by JCP&L to accept deliveries of electricity from NJEA Project for a period of 90 consecutive days for any reason other than force majeure or as otherwise permitted by the contract; (v) certain events of insolvency or bankruptcy; or (vi) revocation by FERC at any time during the term of the JCP&L Power Purchase Agreement of the NJEA Project's certification as a Qualifying Facility. Upon the occurrence of any event of default, the non-defaulting party may furnish the other party with a written of default. If the defaulting party does not cure or make a good faith attempt to cure such event of default within 30 days of such notice, the non-defaulting party may terminate the JCP&L Power Purchase Agreement and may exercise all other remedies.

Either party may terminate the JCP&L Power Purchase Agreement upon 10 days' written notice if (i) the NJEA Project is either substantially damaged or destroyed and NJEA advise JCP&L that it does not intend to reconstruct or repair the NJEA Project promptly or (ii) an event of force majeure prevents either party from making substantial performance of its respective obligations for a period of 24 consecutive months. In addition, JCP&L, at its sole election and without any obligation to do so, may assume management control of and otherwise operate the NJEA Project as necessary to generate and deliver electric power from the NJEA Project to JCP&L's system (i) upon the occurrence of an event of default, other than an event of default due to force majeure, or (ii) in the event that NJEA fails to operate and maintain the NJEA Project in accordance with the terms and conditions of the JCP&L Power Purchase Agreement for a period of 60 days after receiving written notice from JCP&L regarding the need for repairs or replacement of equipment during which NJEA does not make such necessary repairs or replacements. JCP&L's right to assume control of and operate the NJEA Project will be limited in time until such date when NJEA demonstrates to JCP&L's reasonable satisfaction its ability to resume performance of its obligations under the JCP&L Power Purchase Agreement. The assumption of control and operation of the NJEA Project by JCP&L will not, however, create any duty or responsibility on JCP&L to continue operation of the NJEA Project. NJEA has agreed to indemnify JCP&L from and against claims (other than those due to JCP&L's gross negligence) stemming from JCP&L's control and operation of the NJEA Project, and NJEA has waived all claims it may have against JCP&L in the future (other than for damages arising from JCP&L's gross negligence) as a result of any injury or damages to any property during the time of JCP&L's control or operation of the NJEA Project pursuant to the terms of the JCP&L Power Purchase Agreement. NJEA is required to reimburse JCP&L for any expenses reasonably incurred by JCP&L in operating the NJEA Project or JCP&L may set off such expenses against amounts due to NJEA under the JCP&L Power Purchase Agreement.

Steam Sales Agreements

NEA

     The NEA Project is adjacent to the Carbon Dioxide Plant, which is presently being leased by NEA to NECO pursuant to the NECO Lease. NEA sells steam to NECO for use in the Carbon Dioxide Plant pursuant to the NEA Steam Sales Agreement. The principal terms of the NEA Steam Sales Agreement and the NECO Lease are summarized below.

NEA Steam Sales Agreement

     The Amended and Restated NEA Steam Sales Agreement dated as of December 21, 1990 between NEA and NECO (the "NEA Steam Sales Agreement") provides for the exclusive sale by NEA to NECO of a minimum of 60,000 pounds and a maximum of 120,000 pounds of steam per hour when the NEA Project is being fueled by 100% pipeline quality natural gas, subject to certain limited exceptions. NECO will at all times have immediate first call on steam up to such maximum amount, provided, however, that if NEA is unable to satisfy NECO's steam needs for any period more than ten days, NECO may seek alternative sources of steam.

     Term. The NEA Steam Sales Agreement extends for the same term as that of the NECO Lease described below, with automatic extension for any renewal period elected under the NECO Lease.

     Price. The monthly base price payable by NECO to NEA for steam delivered under the NEA Steam Sales Agreement is $3.50 per thousand pounds of steam, subject to periodic adjustments based on the blended base prices for natural gas in the ProGas Agreements. The minimum base price also is subject to adjustment for, among other things, liquidated damages as described below under "Minimum Output."

     Minimum Output. Under the NEA Steam Sales Agreement, NEA has agreed to deliver a minimum output of 60,000 pounds of steam per hour when the NEA Project is being fueled by 100% pipeline quality natural gas. All such steam deliveries are required to take place for at least 80% of the hours in each year, adjusted for excused downtime and subject to the force majeure provisions described below. In every fourth year of the NEA Steam Sales Agreement, the hourly percentage drops to 75% to allow for routine maintenance. In any operating year in which the minimum outputs are not met, NEA is obligated to pay liquidated damages for each hour of shortfall equal to the sum of the hourly cost of NECO's operating and maintenance expenses, property taxes and basic rent under the NECO Lease, each calculated as the annual charge for such expenses divided by 8,760 hours per year.

     NECO has contracted to purchase (during each hour that the NEA Project is in commercial operation using 100% pipeline quality natural gas) a minimum of 5% of the total energy output of the NEA Project so as to meet requirements set by PURPA in order to maintain the NEA Project's QF Status. NECO is obligated to buy all of its steam from the NEA Project, subject to limited exceptions, and also is obligated to return all condensate to the NEA Project.

     NECO may defer payment for all or a portion of the steam it takes if after deferring its payments under the NECO Lease, NECO's monthly expenses still exceed its monthly revenues. If the amounts due to NEA are reduced to zero and NECO continues to incur losses, NEA may reimburse NECO for such losses or alternatively, NEA may terminate the NECO Lease and the NEA Steam Sales Agreement.

     Liability. The NEA Steam Sales Agreement provides that the total cumulative liability of NEA and any of its contractors, subcontractors and suppliers arising from, or in any way connected with, its obligations under such agreement shall not in the aggregate exceed $500,000 in any calendar year prorated for any portion of such year where such agreement is in effect. Notwithstanding such maximum aggregate liability provision, neither NEA nor any of its contractors, subcontractors and suppliers will be liable to NECO or any of its affiliates for any special, incidental, consequential or indirect losses or for damage to or loss of property or equipment not furnished under the NEA Steam Sales Agreement, or for loss of use of the facilities, cost of capital, lost profits or revenues, costs of replacement power or steam or claims of customers of NECO.

     Assignment. The NEA Steam Sales Agreement and the NECO Lease may be assigned by either party with the written consent of the other party, or by NEA without any such consent (i) to any NEA affiliate, (ii) to a lender as security for financing for NEA or its affiliates, (iii) as a security assignment or (iv) to any successor or entity to NEA. NECO has granted its consent to the assignment of NEA's rights under the NEA Steam Sales Agreement as collateral security pursuant to the Project Security Documents.

     Breach/Remedies. NEA may temporarily suspend sales of steam under the NEA Steam Sales Agreement for (i) fraudulent or unauthorized use of NEA's meters or
(ii) an assignment of the NEA Steam Sales Agreement by NECO not made in accordance with the requirements for assignment under the NEA Steam Sales Agreement. In addition, NEA may suspend sales of steam in the event of the occurrence of any life-threatening conditions at the Carbon Dioxide Plant until such conditions are remedied. Upon the occurrence of any of the above events, if NECO shall fail to remedy such event within 20 days of notice thereof (unless such event cannot be remedied within such period to avoid exercise of the following remedies) NEA may terminate the NEA Steam Sales Agreement. NEA may also terminate the NEA Steam Sales Agreement if (i) NECO shall fail to pay any bill for steam within 15 days of such bill's due date, (ii) NECO shall fail to satisfy its minimum purchase requirement of 5% of the NEA Project's total energy output, (iii) NECO terminates the NECO Lease at its option or (iv) an event of default under the NECO Lease shall have occurred and be continuing.

     Interconnection Obligations. The NEA Steam Sales Agreement provides that NEA is responsible for all auxiliary equipment and systems required to supply steam to the point of interconnection with the Carbon Dioxide Plant.

Lease of Carbon Dioxide Facility

     The NECO Lease, dated as of December 31, 1990, provides for the lease of the Carbon Dioxide Plant and certain related utilities by NEA to NECO.

     Term. The NECO Lease has an initial term of 15 years expiring June 1, 2007. The NECO Lease may be renewed at NECO's option for up to four subsequent five year periods, with such option to be exercised at the end of the initial term or any five year renewal period, as applicable. The NECO Lease may be terminated by NEA upon 30 days' written notice to NECO, subject to payment by NEA of any amounts that may be due to NECO as a result of certain rent adjustment provisions of the NECO Lease. The NECO Lease may also be terminated by NEA for its convenience upon the occurrence of an event of default, as defined in the NECO Lease. NEA has agreed with Praxair and BOC Gases that if NECO fails to satisfy its obligations to Praxair or BOC Gases, NEA will terminate the NECO Lease within 45 days after notice of such failure.

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

     Right of First Refusal. Absent an event of default under the NECO Lease, NECO has a right of first refusal with respect to any sale of the Carbon Dioxide Plant.

     Event of Loss. Under the NECO Lease, NECO is required to pay to NEA, as promptly as practicable and in any event within five days following the receipt of insurance proceeds with respect to the occurrence of an event of loss (as defined in the NECO Lease) with respect to the Carbon Dioxide Plant, an amount equal to the sum of (a) any insurance proceeds so received plus (b) any rent accrued but unpaid plus (c) any amount payable under the NEA Steam Sales Agreement accrued but unpaid.

NJEA Steam Sales Agreement

     The NJEA Project sells steam to Hercules pursuant to the Industrial Steam Sales Contract dated as of June 5, 1990 between NJEA and Hercules (the "NJEA Steam Sales Agreement"). The NJEA Steam Sales Agreement provides for the sale by NJEA to Hercules of up to an annualized maximum of 205,000 pounds of steam per hour when both gas turbines at the NJEA Project are fully operational and up to a maximum of 100,000 pounds of steam per hour when only one gas turbine is fully operational.

     Term. The NJEA Steam Sales Agreement extends for a term of 20 years expiring August 13, 2011, subject to automatic renewal for two consecutive five-year terms unless either party to the agreement gives written notice of its intent not to renew at least two years before the expiration of the then-current term.

     Price. The monthly floor price payable by Hercules to NJEA for steam delivered under the NJEA Steam Sales Agreement is $2.50 per thousand pounds of steam, subject to monthly escalation (which began in September, 1991) based on a national coal price index. After Hercules has purchased steam amounting to 205,000 pounds per hour on an annualized basis or purchased more than 230,000 pounds of steam per hour in any given hour, Hercules also is required to pay the fuel costs associated with the production of additional steam, payable within 20 days of receipt of NJEA's invoice.

     Minimum Purchase Obligation. Hercules is required, for any hour in which it purchases steam, to purchase an hourly minimum of 30,000 pounds of steam, and a minimum of 415.8 million pounds of steam annually. Hercules is required to apply 378 million pounds of such steam to thermal uses annually, which will satisfy the minimum thermal use requirement for maintaining the NJEA Project's QF status under PURPA. However, Hercules has no obligation to continue purchasing steam in the event that it closes or abandons its Parlin plant. NJEA is entitled to a minimum of 90 days advance notice of any such closure. NJEA has an option under the NJEA Steam Sales Agreement to lease the Parlin plant site from Hercules in the event of any such closure. Pursuant to the NJEA Steam Sales Agreement, the terms and conditions of any lease entered into pursuant to such option are subject to negotiation, except that the term of any such lease shall not be for a period that is less than the unexpired term of the NJEA Steam Sales Agreement when the parties enter into such lease.

     Events of Default and Remedies. Events of default by Hercules under the NJEA Steam Sales Agreement include (i) failure to pay bills for steam when due within 30 days of notice of such failure, (ii) fraudulent use of meters which continues for 90 days after notice thereof and (iii) breach of any other material obligation under the NJEA Steam Sales Agreement which continues unremedied for 90 days after notice thereof. NJEA may terminate the NJEA Steam Sales Agreement in the event of any such event of default. Events of default by NJEA under the NJEA Steam Sales Agreement include (i) fraudulent use of meters and failure to cure within 90 days following notice thereof, (ii) failure to deliver on an annual average basis a minimum of 85% of the total steam used by Hercules in its Parlin plant, (iii) more than five total forced outages resulting in total loss of steam production for more than 15 minutes in any full calendar year and (iv) more than 15 partial forced outages resulting in a loss of 10% of steam production of more than 15 minutes in any full calendar year. In the event NJEA fails to deliver at least 85% of Hercules' steam requirement, NJEA is required to reimburse Hercules for up to $800,000 of Hercules' cost of making replacement steam. In the event that there are more than five total outages or more than 15 partial outages in a year, including those due to force majeure, NJEA is required to pay Hercules $40,000 per total forced outage and $5,000 per partial forced outage up to a maximum of $200,000 annually.

Gas Purchase Agreements

NEA ProGas Agreement

     Quantities. The Gas Purchase Contract dated as of May 12, 1988 and amended as of April 17, 1989, June 23, 1989, November 1, 1991 and June 30, 1993 between NEA and ProGas (the "NEA ProGas Agreement") provides for the sale by ProGas to NEA of 49,560 Mcf of natural gas per day, with an equivalent heating value of at least 48,817 Dth (the "Daily NEA Quantity"). If NEA fails to take 75% of the annualized Daily NEA Quantity in any contract year, then NEA is required to purchase additional gas in the following contract year to make up any such deficiency. If NEA fails to purchase such required quantities in any year, ProGas has the right to bill NEA monthly for interest at the rate of the then-current Canadian Imperial Bank of Commerce prime rate plus 2% on the contract price that would have been payable in respect of the shortfall amount. Further, following any such year in which NEA fails to take such percentage of the annualized Daily NEA Quantity, ProGas has the right to renegotiate the Daily NEA Quantity unless NEA was unable to take the required amount due to the temporary inability of the NEA Project to utilize the gas supplies. If NEA requests volumes in excess of the Daily NEA Quantity, ProGas may accommodate such requests on a best efforts basis. If ProGas fails to deliver the required quantities on a sustained basis, ProGas will, contingent on receipt of any necessary regulatory approvals extend deliveries beyond the primary term in order to permit NEA to recover such deficiencies. If ProGas fails to deliver the required quantities in any contract year by an amount greater than ten percent, NEA has the right to renegotiate the Daily NEA Quantity. If the NEA Facility experiences certain outages and NEA does not require natural gas for any other purpose, NEA may notify ProGas that such gas supplies are available to ProGas for resale. ProGas will use all reasonable efforts to remarket such gas supplies in order to relieve NEA of its purchase obligations.

     Term. The term of the NEA ProGas Agreement is 22 years expiring November 1, 2013. The final seven years of this term constitutes an extension of the original 15 year term which has been agreed to by the parties and approved by the producers and Canadian regulatory authorities.

     Delivery Point. Gas delivered by ProGas under the NEA ProGas Agreement is delivered to the Import Point at Niagara Falls, Ontario/Niagara Falls, New York. For a description of transportation arrangements for such gas from the Import Point to the NEA Project, see "-Gas Transportation and Storage Agreements" below.

     Price. The actual billings to NEA by ProGas are developed through the use of a two-part rate structure, consisting of a monthly demand charge which is subject to a commodity charge. The monthly demand charge is the product of the average Daily NEA Quantity and the monthly demand rate where the monthly demand rate is the sum of (i) the monthly demand toll per Mcf, as determined by Canada's National Energy Board, charged to ProGas by TransCanada PipeLines Limited, a Canadian Transporter ("TransCanada"), (ii) the monthly demand toll per Mcf charged by NOVA Corporation of Alberta, also a Canadian Transporter, to ProGas and (iii) the monthly demand toll per Mcf charged by ProGas as approved by the Alberta Petroleum Marketing Commission. Payments pursuant to this monthly demand charge are based on the anticipated Daily NEA Quantities under the NEA ProGas Agreement. The monthly demand charge is payable regardless of the actual volume of gas delivered.

     The commodity charge is applied to volumes of gas actually delivered under the NEA ProGas Agreement and is the difference between the unitized monthly heating demand rate and the then applicable "base price" escalated from U.S. $2.7665 per Dth as of January 1, 1990. The "base price," as theretofore escalated, was further increased by $.038 per Mcf, effective December 1, 1994. Escalation of the "base price" is determined by reference to the escalation rates in the Power Purchase Agreements for both Projects. The "base price" for approximately 70% of the contract quantities is escalated using the weighted average of (I) the fixed escalators applicable to NEA's fixed price power sales and (ii) the changes in fuel prices that determine escalation of price under NEA's Avoided Cost contracts. No more than 150 MW of Avoided Cost sales are included in this weighing at a price no lower than a floor price of 6.5 cents per kWh. The remaining contract quantities, approximately 30%, have a "base price" adjusted annually by the change in the cost of natural gas purchased by New Jersey electric utilities as reported in FERC Form 423.

     The price of gas sold pursuant to the NEA ProGas Agreement will be adjusted in the event that (i) the NJEA Project has ceased to operate for a period of six consecutive months and (ii) ProGas is not selling gas under the NJEA ProGas Agreement on a monthly basis at least equal to 65% of the Daily NJEA Quantity (as defined below). The price adjustment will be subject to an escalator based on natural gas costs as determined by FERC and the pricing provisions contained in the NJEA ProGas Agreement. In any contract year commencing on or after November 1, 2001, the contract pricing also is subject to renegotiation or arbitration if the contract prices do not track comparable long-term service contracts then prevailing. Arbitration conducted between November 1, 2001 and October 31, 2006 may result in an increase in the escalation of the "base price," while arbitration conducted between November 1, 2006 and the end of the term may result in an increase or decrease in the rate of escalation of the "base price." In either time period, the change is not to impair the ability of NEA to cover operating costs of the NJEA project or to service the debt on the project, nor is it to cause a materially adverse affect on NEA's net cash flow from the NJEA project. The actual price of the natural gas service, however, is not subject to arbitration in either time period.

     NEA's Right to Pay Gas Transporters and Gas Producers Directly. In the event of ProGas' bankruptcy, insolvency or failure to pay any transporter of gas, or to pay gas producers with reserves dedicated in whole or in part to the NEA ProGas Agreement any amounts due them for transportation services or sale of gas relating to transportation of gas for ultimate redelivery to NEA or sale of gas for resale to NEA, NEA shall have the right to the extent permitted by ProGas' contractual arrangements with transporters or gas producers and subject to any limitation imposed by law or regulation, to withhold payments due ProGas, in whole or in necessary part, and from such withheld amounts to pay directly to any transporter or gas producer the amount due to it from ProGas.

     Termination. In the event NEA is 60 or more days in arrears on undisputed amounts payable, ProGas may terminate the NEA ProGas Agreement provided it has given NEA 15 days' written notice of its intent to exercise such right in the event the arrears is not cured within that period. In addition, ProGas may terminate the NEA ProGas Agreement in the event that each of the following conditions has occurred and is continuing: (i) NEA has filed a petition of bankruptcy, (ii) NEA has failed to take an average of 50% of the Daily NEA Quantity for six consecutive months or has failed to resume acceptance at an average of 65% of the Daily NEA Quantity during the last month of the six-month period and (iii) NEA's failure to take such Daily NEA Quantity for such period is not the result of a force majeure event. NEA may terminate the NEA ProGas Agreement in the event that each of the following conditions has occurred and is continuing: (i) ProGas has filed a petition of bankruptcy, (ii) ProGas has failed to deliver 50% of the volumes designated for six consecutive months or has failed to resume delivery at a rate of 65% of the volumes scheduled for daily delivery during the last month of the six month period and (iii) ProGas' failure to deliver such volumes for such period is not the result of a force majeure event. In the event that any change in applicable law has a materially adverse effect on the terms of performance under the NEA ProGas Agreement, the party adversely affected may terminate such agreement.

NJEA Gas Purchase Agreements

   NJEA ProGas Agreement

     Quantities. The Gas Purchase Contract dated as of May 12, 1988 and amended as of April 17, 1989, June 23,1989, November 1, 1991, and July 30, 1993 between NJEA and ProGas (the "NJEA ProGas Agreement") provides for the sale by ProGas to NJEA of 22,354 Mcf of natural gas per day, with an equivalent heating value of at least 22,019 Dth (the "Daily NJEA Quantity"). If NJEA fails to take 75% of the annualized Daily NJEA Quantity in any contract year, then NJEA is required to purchase additional gas in the following contract year to make up any such deficiency. If NJEA fails to purchase such required quantities in any year, ProGas has the right to bill NJEA monthly for interest at the rate of the then-current Canadian Imperial Bank of Commerce prime rate plus 2% on the contract price that would have been payable in respect of the shortfall amount. Further, following any such year in which NJEA fails to take such percentage of the annualized Daily NJEA Quantity, ProGas has the right to renegotiate the Daily NJEA Quantity unless NJEA was unable to take the required amount due to the temporary inability of the NJEA Project to utilize the gas supplies, if NJEA requests volumes in excess of the Daily NJEA Quantity, ProGas may accommodate such requests on a best efforts basis. If ProGas fails to deliver the required quantities on a sustained basis, ProGas will, contingent on receipt of any required regulatory approvals, extend deliveries beyond the primary term in order to permit NJEA to recover such deficiencies. If ProGas fails to deliver the required quantities in any contract year by an amount greater than ten percent, NJEA has the right to renegotiate the Daily NJEA Quantity. If the NJEA Facility experiences certain outages and NJEA does not require natural gas for any other purpose, NJEA may notify ProGas that such gas supplies are available to ProGas for resale. ProGas will use all reasonable efforts to remarket such gas supplies in order to relieve NJEA of its purchase obligations.

     Term. The term of the NJEA ProGas Agreement is 22 years expiring November 1, 2013. The final seven years of this term constitutes an extension of the original 15 year term, which has been agreed to by the parties and approved by the producers and Canadian regulatory authorities.

     Delivery Point. Gas delivered by ProGas under the NJEA ProGas Agreement is delivered to the Import Point at Niagara Falls, Ontario/ Niagara Falls, New York. For a description of transportation arrangements for such gas from the Import Point to the NJEA Project see "-Gas Transportation and Storage Agreements" below.

     Price. The actual billings to NJEA by ProGas are developed through the use of a two-part rate structure, consisting of a monthly demand charge which is subject to a commodity charge. The monthly demand charge is the product of the average Daily NJEA Quantity and the monthly demand rate where the monthly demand rate is the sum of (i) the monthly demand toll per Mcf, as determined by Canada's National Energy Board, charged to ProGas by TransCanada, (ii) the monthly demand toll per Mcf charged by NOVA Corporation of Alberta, also a Canadian Transporter, to ProGas and (iii) the monthly demand toll per Mcf charged by ProGas as approved by the Alberta Petroleum Marketing Commission. Payments pursuant to this monthly demand charge are based on the anticipated Daily NJEA Quantities under the NJEA ProGas Agreement. The monthly demand charge is payable regardless of the actual volume of gas delivered.

     The commodity charge is applied to volumes of gas actually delivered under the NEA ProGas Agreement and is the difference between the unitized monthly heating demand rate and the then applicable "base price" escalated from U.S. $2.7665 per Dth as of January 1, 1990. The "base price" as theretofore escalated, was further increased by $.038 per Mcf, effective December 1, 1994 Such escalation rate is adjusted annually by the change in the cost of natural gas purchased by New Jersey electric utilities as reported in FERC Form 423.

     The price of gas, sold pursuant to the NJEA ProGas Agreement will be adjusted in the event that (i) the NEA Project has ceased to operate for a period of six consecutive months and (ii) ProGas is not selling gas under the NEA ProGas Agreement on a monthly basis at least equal to 65% of the Daily NEA Quantity (as defined below). The price adjustment will be subject to an escalator based on natural gas costs as determined by FERC and the pricing provisions contained in the NEA ProGas Agreement. In any contract year commencing on or after November 1, 2001, the contract pricing also is subject to renegotiation or arbitration if the contract prices do not track comparable long term service contracts then prevailing. Arbitration conducted between November 1, 2001 and October 31, 2006 may result in an increase in the escalation of the "base price," while arbitration conducted between November 1, 2006 and the end of the term may result in an increase or decrease in the rate of escalation of the "base price." In either time period, the change is not to impair the ability of NJEA to cover operating costs of the NEA project or to. service the debt on the project, nor is it to cause a materially adverse effect on NJEA's net cash flow from the NEA project. The actual price of the natural gas service, however, is not subject to arbitration in either.

     NJEA's Right to Pay Gas Transporters and Gas Producers Directly. In the event of ProGas' bankruptcy, insolvency or failure to pay any transporter of gas, or to pay gas producers with reserves dedicated in whole or in part to the NJEA ProGas Agreement any amounts due them for transportation services or sale of gas relating to transportation of gas for ultimate redelivery to NJEA or sale of gas for resale to NJEA, NJEA shall have the right to the extent permitted by ProGas' contractual arrangements with transporters or gas producers and subject to any limitation imposed by law or regulation, to withhold payments due ProGas, in whole or in necessary part, and from such withheld amounts to pay directly to any transporter or gas producer the amount due to it from ProGas.

     Termination. In the event NJEA is 60 or more days in arrears on undisputed amounts payable, ProGas may terminate the NJEA ProGas Agreement provided it has given NJEA 15 days' written notice of its intent to exercise such right in the event the arrears is not cured within that period. In addition, ProGas may terminate the NJEA ProGas Agreement in the event that each of the following conditions has occurred and is continuing: (i) NJEA has filed a petition of bankruptcy, (ii) NJEA has failed to take an average of 50% of the Daily NJEA Quantity for six consecutive months or has failed to resume acceptance at an average of 65% of the Daily NJEA Quantity during the last month of the six-month period and (iii) NJEA's failure to take such Daily NJEA Quantity for such period is not the result of a force majeure event. NJEA may terminate the NJEA ProGas Agreement in the event that each of the following conditions has occurred and is continuing: (I) ProGas has filed a petition of bankruptcy, (ii) ProGas has failed to deliver 50% of the volumes designated for six consecutive months or has failed to resume delivery at a rate of 65% of the volumes scheduled for daily delivery during the last month of the six-month period and (iii) ProGas' failure to deliver such volumes for such period is not the result of a force majeure event. In the event that any change in applicable law has a materially adverse effect on the terms of performance under the NJEA ProGas Agreement, the party adversely affected may terminate such agreement.

   PSE&G Contract

     The Gas Purchase and Sales Agreement dated as of May 4, 1989 between NJEA and PSE&G (the "PSE&G Contract"), provides for the sale by PSE&G to NJEA of gas, and for certain gas transportation services.

     Sale of Gas. PSE&G sells to NJEA up to 25,000 dekatherms of gas per day subject to "Service Interruptions" by PSE&G discussed below. NJEA has the option to purchase additional gas (i) at NJEA's request on a daily basis subject to PSE&G's ability to provide such amounts, (ii) under an Extended Gas Service (as defined herein) option if PSE&G retains gas on certain "peak days" and (iii) commencing November 1 and ending March 31 for "winter-seasonal service" up to a specified amount with appropriate notice.

     Transportation Service. PSE&G transports for NJEA all of the fuel required to operate the NJEA Project (from points originating in PSE&G's service territory to the delivery point at the NJEA Project), including all gas purchased by NJEA from ProGas, gas purchased on the open market and gas delivered from storage. NJEA may deliver to PSE&G for transport to the NJEA Project up to 32,500 dekatherms of gas per day purchased from sources other than PSE&G, and PSE&G is required to redeliver an equal quantity to the NJEA Project except in certain limited circumstances on "peak days." In the event that NJEA has delivered to PSE&G for transport in any calendar month an amount less than the amount redelivered by PSE&G to the NJEA Project in such calendar month and NJEA falls to correct the resulting imbalance in the immediately following month, then PSE&G will sell to NJEA at NJEA's request a quantity of gas equal to up to 10% of the gas used by NJEA in the month of the imbalance at a price equal to the commodity charge under the PSE&G Contract plus a penalty fee of three times the "service charge" discussed below.

     Term. The term of the PSE&G Contract is 20 years expiring August 12, 2011. The PSE&G Contract does not include any renewal provision.

     Price. The monthly price payable by NJEA to PSE&G for gas sold under the PSE&G Contract equals the sum of (i) a "customer charge" (indexed to the Implicit Price Deflator of GNP as published by the United States Department of Commerce, Bureau of Economic Analysis in its "Survey of Current Business") initially set in 1990 at $86 per month and adjusted annually as of the first calendar day of each succeeding year, (ii) a "commodity charge" per dekatherm sold by PSE&G to NJEA based upon the average costs incurred by PSE&G in acquiring gas during such month, (iii) a "service charge" (indexed to the weighted average change in PSE&G's natural gas rates as approved by the New Jersey Board of Public Utilities) initially set in 1990 at $0.30 per dekatherm delivered and (iv) a "loss and shrinkage charge" equal to 1.5% of the monthly "commodity charge." The price for additional amounts purchased under the Extended Gas Service option includes a "service charge" and an "extended gas service charge." The price for additional amounts purchased under the winter-seasonal service is equal to the "extended gas service charge" plus a delivery charge. If PSE&G retains gas on certain "peak days" PSE&G will pay to NJEA a "Peak Gas Service Credit" described below under "Service Interruption."

     The monthly price payable by NJEA to PSE&G under the PSE&G Contract for the transportation of gas purchased by NJEA from gas suppliers other than PSE&G is the product of the number of dekatherms of gas transported multiplied by the monthly "service charge" described in clause (iii) above. NJEA may elect to renegotiate the sales price under the PSE&G Contract if the actual price charged thereunder to NJEA in any one-year period ending on October 31 exceeds the comparable average gas cost incurred by New Jersey electric utilities by 15%. Conversely, if such price is less than 85% of the comparable average gas cost incurred by New Jersey electric utilities, then PSE&G may elect to renegotiate the sales price. To date, actual prices have not fallen above or below this range. If NJEA and PSE&G are unable to renegotiate the sales price, the parties may elect to terminate the sales provisions contained in the PSE&G Contract without terminating the transportation provisions contained therein. During 1997, the "customer charge" was approximately $97 per month, the "commodity charge" was approximately $.32928 per dekatherm, and the "service charge" was approximately $.32928 per dekatherm.

     Quantity Adjustments. All quantities specified in the PSE&G Contract, upon 30 days' written notice to PSE&G, may be adjusted by NJEA to reflect changes in the percentage of gas that is retained by Canadian or U.S. pipelines transporting gas for NJEA in order to provide the NJEA Project with the same delivered quantity as existed prior to such changes.

     Service Interruption. PSE&G may interrupt sales and transportation service to the NJEA Project on "peak days" when the mean daily temperature forecast for Newark, New Jersey is 22 (degree) F or below. On such days, PSE&G may retain the gas supplies tendered to it by NJEA. This occurred on 4 days during 1997. At NJEA's election, PSE&G will offer Extended Gas Service on such days, unless the mean daily temperature forecast is 14(degree) F or below. In the latter case PSE&G may curtail all service to NJEA and the NJEA Project may not be able to operate. This occurred on 2 days during 1997. The price of Extended Gas Service is based upon the cost to PSE&G of propane supplies delivered to its processing facilities plus a mark-up. During 1997, NJEA purchased 908,290 dekatherms of Extended Gas Service supplies at an average price of $8.813 per dekatherm.

     In exchange for the right to retain NJEA's gas supplies on those certain peak days described above, PSE&G pays a demand charge to NJEA (the "Peak Gas Service Credit") which is indexed to demand charges paid by NJEA for the transportation and storage of its supplies in the U.S. The Peak Gas Service Credit is subject to a floor of 37% of the PSE&G "service charge" and a cap of 68% of the "service charge." During 1997, PSE&G paid NJEA over $2 million in Peak Gas Service Credits. In addition, PSE&G pays NJEA for gas retained according to a formula which prices these supplies at the greater of (i) the weighted average commodity cost of PSE&G for natural gas supplies purchased from all sources, or (ii) an amount which is the lesser of the market price of fuel oil per dekatherm or PSE&G's propane cost per dekatherm. During 1997, PSE&G retained 120,288 dekatherms at an average price of $5.199916 per dekatherm.

     Termination. In the event either party is in arrears on undisputed amounts payable, the party to whom payment is owed may provide the other party with a written protest of failure to pay and suspend performance 15 days later if the failure continues, and, in addition, may terminate the contract upon written notice to the other party. In the event regulatory authorities having jurisdiction take any action that requires an increase in the "service charge" described above under "Price," or materially alters the method for the calculation of the sales price, NJEA may terminate the PSE&G Contract on 90 days' notice in writing to PSE&G.

Gas Transportation and Storage Agreements

     The following table identifies the Long-term Gas Transportation Agreements and Long-term Gas Storage Agreements and sets forth certain information with respect thereto. The Long-term Gas Storage Agreements provide contractual arrangements for the storage of limited volumes of gas with third parties for future delivery to the Projects.

   NEA -- Transportation Agreements

                                       Maximum Daily             Contract
Gas Transporter and Agreements           Quantity             Expiration Date
------------------------------           --------             ---------------

CNG Transmission Corporation            48,817 Dth           November 1, 2011
Firm Transportation Service
Agreement
Rate Schedule X-71

CNG Transmission Corporation            1,654 Dth Winter     March 31, 1999
Service Agreement Applicable to         828 Dth Summer
Transportation of Natural Gas
Rate Schedule FT:

Transcontinental Gas Pipe Line          48,800 Mcf           October 31 2006
Corporation
Firm Gas Transportation Agreement
Rate Schedule X-320

Algonquin Gas Transmission Company      62,000 Dth           November 30, 2016
Service Agreement
Rate Schedule AFT-1

CNG Transmission Corporation            14,000 Dth           March 31, 2012
Service Agreement Applicable to
the Storage of Natural Gas (1)
Rate Schedule FT-GSS-11

Texas Eastern Transmission              14,000 Dth           March 31, 2012
Corporation
Service Agreement
Rate Schedule FTS-5
-------------
(1) Includes an agreement for the transportation of natural gas held in storage.

   NEA -- Transportation Agreements

                                       Maximum Daily            Contract
Gas Transporter and Agreements           Quantity            Expiration Date
------------------------------           --------            ---------------

CNG Transmission Corporation Firm       22,019 Dth           November 1, 2011
Transportation Service Agreement
Rate Schedule X-70

CNG Transmission Corporation            746 Dth Winter       March 31, 1999
Service Agreement Applicable to         372 Dth Summer
Transportation of Natural Gas,
Rate Schedule FT

Transcontinental Gas Pipe Line          22,019 Mcf           October 31, 2006
Corporation
Firm Gas Transportation Agreement
Rate Schedule X-319

Public Service Electric & Gas           32,500 Dth           August 12, 2011
Company
Gas Purchase and Sales Agreement

CNG Transmission Corporation            10,508 Dth           March 31, 2012
Service Agreement Applicable to
the Storage of Natural Gas (1)
Rate Schedule FT-GSS-11

Texas Eastern Transmission              10,508 Dth           March 31, 2012
Corporation
Service Agreement
Rate Schedule FTS-5

-------------
(1) Includes an agreement for the transportation of natural gas held in storage.


   NEA -- Storage Agreements

                                       Maximum Daily            Contract
Gas Transporter and Agreements           Quantity          Expiration Date
------------------------------           --------          ---------------

CNG Transmission Corporation      Withdrawal: 14,000 Dth     March 31, 2012
Service Agreement Applicable      Injection: 10,000 Dth
to the Storage of Natural Gas     Capacity: 1,400,000 Dth
Rate Schedule GSS-11
----------------------------

   NJEA - Storage Agreements

                                       Maximum Daily            Contract
Gas Transporter and Agreements           Quantity          Expiration Date
------------------------------           --------          ---------------

CNG Transmission Corporation      Withdrawal: 10,508 Dth     March 31, 2012
Service Agreement Applicable      Injection: 7,506 Dth
to the Storage of Natural Gas     Capacity: 1,050,800 Dth
Rate Schedule GSS-11

Operations and Maintenance Agreements

   NEA Operations and Maintenance Agreement

     The Second Amended and Restated Operation and Maintenance Agreement for the NEA Project dated as of June 28, 1989, as amended, between NEA and Westinghouse Electric (the "NEA O&M Agreement"), provides for the operation and maintenance by Westinghouse Services (the "Operator") of the NEA Project.

     Term. The term of the NEA O&M Agreement extends for an initial term of 10 years expiring September 15, 2001. The Operator has agreed, pursuant to a letter agreement with NEA dated as of June 23, 1993, to enter into a successor agreement for a term of ten years at NEA's option, with payments to be made to the Operator for certain services on either a firm-price basis, subject to successful negotiation of terms by the parties, or a cost-plus basis. In the event that the agreement is not extended on either basis, the Operator is to provide assistance to effect a transition to a new service provider. Pursuant to the New NEA O&M Agreement, the New Operator is providing certain services for the NEA Project, and has agreed to replace Westinghouse Services as the operator of the NEA Project upon the expiration or early termination of the NEA O&M Agreement.

     Basic Obligations. The Operator has agreed to provide all operations and maintenance services, including scheduled all major maintenance and has agreed to provide all personnel, spare parts and consumables necessary in order to operate and maintain the NEA Project. Such services include all services necessary or advisable to use, operate and maintain the NEA Project in good operating condition and in compliance with (i) the NEA Project Documents, (ii) all insurance policies relating to the NEA Project, (iii) the procedures established in the operation and maintenance manuals provided pursuant to the construction contract for the NEA Project, or applicable industry guidelines,
(iv) all applicable prudent industry practices and standards, (v) vendor and manufacturer requirements or conditions, as applicable, (vi) the standards set forth in the NEPOOL Agreement, (vii) the operating and maintenance procedures established by the Operator in accordance with the NEA O&M Agreement and (viii) any and all governmental approvals, licenses or permits associated with the NEA Project. Substantive changes to the obligations of the Operator require consent of NEA and of an independent engineer to a written "change order" request of the Operator.

     Compensation. For the initial term, NEA has agreed to pay the Operator a monthly fee (the "NEA O&M Fee") of $435,417 (in 1990 dollars), subject to a biannual adjustment each January and July calculated on the basis of certain national indices for the cost of labor, materials and producer prices. The NEA O&M Fee incurred during 1997 was $6,550,447 (excluding heat rate and performance bonuses).

     Performance Guarantees. The NEA O&M Agreement specifies certain guaranteed performance levels for the NEA Project, including but not limited to (i) guaranteed electrical output of approximately 290 MW of capacity, adjusted for variations from standard operating conditions and excused downtime and by 3% per annum for plant degradation, at 90% average availability, when the NEA Project is being fueled by 100% pipeline quality natural gas, (ii) guaranteed electrical output of approximately 290 MW of capacity, adjusted for variations from standard operating conditions and excused downtime, at 83% for purposes of liquidated damages calculations or 85% for purposes of bonus payments average availability, when the NEA Project is burning a combination of natural gas and fuel oil, (iii) guaranteed steam output of not less than 5% of the total energy output of the NEA Project, with an affirmative obligation for the Operator to correct any deficiency as NEA's sole remedy, (iv) guaranteed fuel consumption, as adjusted to reflect variations from standard conditions, not in excess of certain agreed upon levels with an affirmative obligation to correct inefficiencies and, in certain circumstances, to reimburse excess fuel costs and
(v) a guarantee that emissions will not exceed certain agreed upon levels, with remediations the sole liability in the event of failure to maintain such levels.

     Catastrophic Loss of Viability. Subject to the provisions regarding liquidated damages and the limitations on the Operator's liability contained in the NEA O&M Agreement, the Operator has agreed to pay off the outstanding balance of NEA's senior debt financing for the NEA Project (which would include the Project Notes (as defined herein)) upon the occurrence of certain specified events, including the following: (i) the destruction of the NEA Project; (ii) the unavailability of insurance proceeds or the lapse of insurance policies in respect of such destruction, in either case, as a result of the Operator's acts or omissions; (iii) the inability of NEA to service its senior debt as a result of a catastrophic loss of viability; (iv) the failure of attempts to cure; and
(v) the acceleration of the entire principal balance of NEA's senior debt financing for the NEA Project.

     Liquidated Damages. The Operator has agreed to pay liquidated damages to NEA in the following amounts for shortfalls in the annual (adjusted) number of MWH produced below the guaranteed performance levels described above: (i) $15 per MWH for the first 100,000 MWH of shortfall, (ii) $33 per MWH for the second 100,000 MWH of shortfall and (iii) $50 per MWH for all additional MWH of shortfall. Aggregate liquidated damages are subject to a maximum cumulative liability of the Operator (excluding certain indemnities) of $9 million in any operating year, and $60 million over the initial term of the NEA O&M Agreement. During any extension period, the maximum liability of the Operator under the NEA O&M Agreement is reduced to $3 million (in 1993 dollars) in any operating year.

     Bonus Payment. In the event that the amount of energy generated by the NEA Project exceeds the guaranteed electrical output, as adjusted for certain specified excused outages and seasonal variations from standard operating conditions, NEA has agreed to pay to the Operator the following amounts as a bonus for each MWH of energy generated in excess of the guaranteed levels: (i) $5 per MWH for the first 25,000 MWH of excess, (ii) $10 per MWH for the second 25,000 MWH of excess, and (iii) $15 per MWH for all additional MWH of excess. By a letter agreement dated as of June 23, 1993, NEA and the Operator agreed that NEA would pay the Operator the aggregate sum of $3.289 million as the heat rate bonus for the initial term of the NEA O&M Agreement, payable in installments (without interest) as follows: (i) an initial payment of $572,000 on December 30, 1992; and (ii) the remaining $2.717 million to be paid in equal annual installments of $543,400 each on September 30 of each of the succeeding five years except that in the event of a refinancing of the Original Project Credit Agreement, a portion of the remaining balance of the heat rate bonus may be payable at the time of the refinancing based on the amount of net proceeds. No payment was due to the Operator pursuant to this provision in respect of the refinancing effected by the issuance of the Project Securities. During any extension period beyond the initial term of the NEA O&M Agreement, heat rate bonuses will be payable based upon actual heat rates in each year, subject to a maximum annual bonus of $1 million (in 1993 dollars). During 1997, NEA incurred an aggregate heat bonus of $310,514.

     Energy Bank. In the event that any Power Purchaser draws against any letter of credit supporting the Energy Bank balances under its Power Purchase Agreement solely as a result of the Operator's acts or omissions, the Operator is obligated to refund the amount of such drawing to NEA.

     Termination. With the concurrence of an independent engineer, NEA has the right to terminate the NEA O&M Agreement if (i) the Operator is in material breach of any material provision of the NEA O&M Agreement (however, breach of performance guarantees for which liquidated damages have been paid or remediation has been undertaken by the Operator does not constitute material breach for this purpose), and such breach has not been cured within 45 days of written notice thereof, or as soon as practicable thereafter (ii) the actual output of the NEA Project for four consecutive quarters is less than 67% of the adjusted guaranteed MWH or (iii) the Operator is required in any given year to pay the entire $9 million maximum liquidated damages allowed by the NEA O&M Agreement. The Operator has the right to terminate the NEA O&M Agreement if NEA fails to make any monthly payment, insurance reimbursement or payment in respect of fuel off-loading services when due, if NEA fails to cure such failure within 30 days of written notice thereof. Either party may terminate the NEA O&M Agreement (but only with the concurrence of an independent engineer in the case of a termination by NEA) if the other party is insolvent, commences bankruptcy, insolvency or reorganization proceedings or makes a general assignment for the benefit of its creditors. The NEA O&M Agreement will terminate automatically in the event that the NEA Project is subject to a catastrophic loss of viability and the Operator makes the required payment with respect thereto as described above under "-Catastrophic Loss of Viability."

     After termination of the NEA O&M Agreement by written notice from NEA to the Operator, NEA is entitled, in addition to its other remedies, to take possession of the NEA Project and any spare parts located on the NEA Site. If NEA takes possession of the NEA Project in this manner, the Operator will remain liable for (i) all liquidated damages accrued but unpaid at the time of such termination and (ii) for each remaining operating year following termination up to September 15, 2001, the difference between (x) the amount that would have been payable to the Operator pursuant to the NEA O&M Agreement as NEA O&M Fees for such year and (y) the amount payable to a replacement operator for each such operating year, provided, however, that the Operator's aggregate liability shall not exceed the lesser of (a) 30% of the aggregate amounts payable to the Operator in the year of termination or (b) $12.5 million. The Operator is to have no other liability to NEA.

     Right to Suspend Performance for Loss of Qualifying Facility Status. In the event that the NEA Project is operated in a manner during any three-month period in any calendar year that would result in the loss of its QF status if such operation were to be continued for the remainder of such calendar year, and such projected loss is confirmed by an independent engineer, NEA has agreed to take reasonable steps to ensure that operating practices will maintain such QF status. Under certain circumstances relating to a potential or actual loss of QF status, the Operator may suspend performance under the NEA O&M Agreement and find a replacement operator. See "Business -- Regulation -- Energy Regulation."

NJEA Operations and Maintenance Agreement

     The Amended and Restated Operations and Maintenance Agreement for the NJEA Project dated as of June 28, 1989, as amended, between NJEA and Westinghouse Electric (the "NJEA O&M Agreement") provides for the operation and maintenance by Westinghouse Services (the "Operator") of the NJEA Project.

     Term. The term of the NJEA O&M Agreement extends for an initial term of ten years expiring September 15, 2001. The Operator has agreed, pursuant to a letter agreement with NJEA dated June 23, 1993, to enter into a successor agreement for a term of ten years at NJEA's option, with payments to be made to the Operator for certain services on a fixed price basis, with major maintenance and certain other items on a firm price basis, subject to negotiation of terms by the parties, or on a cost-plus basis. Pursuant to the New NJEA O&M Agreement, the New Operator is providing certain services for the NJEA Project, and has agreed to replace Westinghouse Services as the operator of the NJEA Project upon the expiration or early termination of the NJEA O&M Agreement.

     Basic Obligations. The Operator has agreed to provide all operations and maintenance services, including all scheduled major maintenance, and has agreed to provide all personnel, spare parts and consumables necessary in order to efficiently operate and maintain the NJEA Project. Such services include all services necessary or advisable to use, operate and maintain the NJEA Project in good operating condition and in compliance with (i) the NJEA Project Documents,
(ii) all insurance policies relating to the NJEA Project, (iii) the procedures established in the operation and maintenance manuals provided pursuant to the construction contract for the NJEA Project, or applicable industry guidelines,
(iv) all applicable prudent industry practices and standards, (v) vendor and manufacturer requirements or conditions, as applicable, (vi) all applicable requirements and guidelines adopted by PJM Interconnected Power Pool, including the PJM Agreement, (vii) the operating and maintenance procedures established by the Operator in accordance with the NJEA O&M Agreement and (viii) any and all governmental approvals, licenses or permits associated with the NJEA Project. Substantive changes to the obligations of the Operator require consent of NJEA and of an independent engineer to a written "change order" request of the Operator.

     Compensation. For the initial term, NJEA has agreed to pay the Operator a monthly fee (the "NJEA O&M Fee") of $493,750 (in 1990 dollars), subject to adjustment in January and in July of each year, calculated on the basis of certain national indices for the cost of labor, materials and producer prices. The aggregate NJEA O&M Fee incurred during 1997 was $7,337,011 (excluding heat rate and performance bonus payments).

     Performance Guarantees. The NJEA O&M Agreement specifies certain guaranteed performance levels for the NJEA Project, including but not limited to (i) guaranteed electrical output of 90% of the approximately 275 MW of capacity, adjusted for variations from standard operating conditions and excused downtime and by 3% per annum for plant degradation, during on-peak hours (8:00 a.m. to 8:00 p.m. Monday through Friday, December through February and June through September excluding holidays), (ii) guaranteed electrical output of 85% of the approximately 275 MW of capacity, adjusted for variations from standard operating conditions, during off-peak hours, (iii) guaranteed steam output of not less than 5% of the total energy output of the NJEA Project, with an affirmative obligation for the Operator to correct any deficiency as NJEA's sole remedy, (iv) guaranteed fuel consumption, as adjusted to reflect variations from standard conditions, not in excess of certain agreed upon levels with an affirmative obligation to correct inefficiencies and, in certain circumstances, to reimburse excess fuel costs as NJEA's sole remedy and (v) a guarantee that emissions will not exceed certain agreed upon levels, with restriction of the level of power output or cessation of operation of the NJEA Project until such emissions guarantee is satisfied being the sole remedy in the event of failure to maintain such levels.

     Catastrophic Loss of Viability. Subject to the provision regarding liquidated damages and the limitations on the Operator's liability contained in the NJEA O&M Agreement, the Operator has agreed to pay off the outstanding balance of NJEA's senior debt financing for the NJEA Project (which would include the Project Notes) upon the occurrence of certain specified events, including the following: (i) the destruction of the NJEA Project, (ii) the unavailability of insurance proceeds or the lapse of insurance policies in respect of such destruction, in either case, as a result of the Operator's acts or omissions, (iii) the inability of NJEA to service its senior debt as a result of a catastrophic loss of viability, (iv) the failure of attempts to cure and
(v) the acceleration of the entire principal balance of NJEA's senior debt financing for the NJEA Project.

     Liquidated Damages. The Operator has agreed to pay liquidated damages to NJEA in the following amounts for shortfalls in the annual (adjusted) number of kWh produced below the guaranteed performance levels: (i) 1.5 cents per kWh of off-peak shortfall, (ii) 2 cents per kWh of on-peak shortfall and (iii) if actual on-peak output is less than 85% of average actual on-peak output during the immediately preceding 3 operating years and NJEA is obligated to pay liquidated damages in respect of such shortfall under the JCP&L Power Purchase Agreement 3.6 cents per kWh of shortfall below 85% to the extent of NJEA's liquidated damages obligation to JCP&L (or a total of 5.6 cents per kWh if a part of the on-peak shortfall is below the requisite level). Aggregate liquidated damages are subject to a maximum cumulative liability of the Operator (excluding certain indemnities) of $9 million in any operating year, and $60 million over the initial term of the NJEA O&M Agreement. During any extension period, the maximum liability of the Operator under the NJEA O&M Agreement is reduced to $3 million (in 1993 dollars) in any operating year. Liquidated damages payments will be made only if the cumulative downtime in any quarter exceeds 180 hours during on-peak hours or exceeds 1044 hours during off-peak hours.

     Bonus Payments. In the event that the amount of energy generated by the NJEA Project during on-peak hours exceeds the guaranteed electrical output, as adjusted for certain specified excused outages and seasonal variations from standard operating conditions, NJEA has agreed to pay to the Operator a bonus for energy generated during such hours in excess of the guaranteed levels of 3.0 cents per kWh. In the event that the amount of energy generated by the NJEA Project during off-peak hours exceeds the guaranteed electrical output, as adjusted for certain specified excused outages and seasonal variations from standard operating conditions, NJEA has agreed to pay to the Operator a bonus for energy generated during such hours in excess of the guaranteed levels of 0.3 cents per kWh. By a letter agreement dated as of June 23, 1993, NJEA and the Operator agreed that NJEA would pay the Operator the aggregate sum of $7.711 million as the heat rate bonus for the initial term of the NJEA O&M Agreement, payable in installments (without interest) as follows: (i) an initial payment of $1.156 million on December 30, 1992; and (ii) the remaining $6.555 million to be paid in equal annual installments of $1.311 million each on September 30 of each of the succeeding five years, except that in the event of a refinancing of the Original Project Credit Agreement, a portion of the remaining balance of the heat rate bonus may be payable at the time of the refinancing based on the amount of the net proceeds. No payment was due to the Operator pursuant to this provision in respect of the refinancing effected by the issuance of the Project Securities. During any extension period beyond the initial term of the NJEA O&M Agreement, heat rate bonuses will be payable based upon actual heat rates in each year, subject to a maximum annual bonus of $1 million (in 1993 dollars). Bonus payments will be made if the cumulative downtime in any quarter is less than 150 hours during on-peak hours or is less than 1,044 hours during off-peak hours. During 1997 NJEA incurred an aggregate heat rate bonus of $749,142.

     Energy Bank. In the event that JCP&L draws against any letter of credit supporting the Energy Bank obligations under its Power Purchase Agreement solely as a result of the Operator's actions or omissions, the Operator is obligated to refund the amount of such drawing to NJEA.

     Termination. With the concurrence of an independent engineer, NJEA has the right to terminate the NJEA O&M Agreement if: (i) the Operator is in material breach of any material provision of the NJEA O&M Agreement (however, breach of performance guarantees for which liquidated damages have been paid or remediation has been undertaken by the Operator does not constitute material breach for this purpose), and such breach has not been cured within 45 days of written notice thereof, or as soon as practicable in the event that such a cure cannot be effected within 45 days, (ii) the actual output of the NJEA Project for four consecutive quarters is less than 67% of the adjusted guaranteed output or (iii) the Operator is required in any given year to pay the $9 million maximum liquidated damages allowed by the NJEA O&M Agreement. The Operator has the right to terminate the NJEA O&M Agreement if NJEA fails to make any monthly payment, insurance reimbursement or payment in respect of refuel off-loading services when due if NJEA fails to cure such failure within 30 days of written notice thereof. Either party may terminate the NJEA O&M Agreement (but only with the concurrence of an independent engineer in the case of a termination by NJEA) if the other party is insolvent, commences bankruptcy, insolvency or reorganization proceedings or makes a general assignment for the benefit of its creditors. The NJEA O&M Agreement will terminate automatically in the event that the NJEA Project is subject to catastrophic loss of viability and the Operator makes the required payment with respect thereto as described above under "-Catastrophic Loss of Viability."

     After termination of the NJEA O&M Agreement by written notice from NJEA to the Operator, NJEA is entitled, in addition to its other remedies, to take possession of the NJEA Project and any spare parts located on the NJEA Site. If NJEA takes possession of the NJEA Project in this manner, the Operator will remain liable for (i) all liquidated damages accrued but unpaid at the time of such termination and (ii) for each remaining operating year following termination up to September 15, 2001, the difference between (x) the amount that would have been payable to the Operator pursuant to the NJEA O&M Agreement as NJEA O&M Fees for such year and (y) the amount payable to a replacement operator for each such operating year, provided, however, that the Operator's aggregate liability shall not exceed the lesser of (a) 30% of the aggregate amounts payable to the Operator in the year of termination or (b) $12.5 million. The Operator is to have no other liability to NJEA.

     Right to Suspend Performance for Loss of Qualifying Facility Status. In the event that the NJEA project is operated in a manner during any three-month period in any calendar year that would result in the loss of its QF status if such operation were to be continued for the remainder of such calendar year, and such projected loss is confirmed by an independent engineer, NJEA has agreed to take reasonable steps to ensure that operating practices will maintain such QF status. Under certain circumstances relating to a potential or actual loss of
C)F status, the Operator may suspend its performance under the NJEA O&M Agreement and find a replacement operator. See "Business -- Regulation -- Energy Regulation."

New NEA and NJEA Operation and Maintenance Agreements

     Each of The Operation and Maintenance Agreements, dated as of November 21, 1997 (the "New NEA O&M Agreement" and the "New NJEA O&M Agreement"), by and between NE LP and ESI Operating Services, Inc. (the "New Operator"), provides for the operation and maintenance by the New Operator of the NEA and NJEA Projects respectively on the day following the expiration or early termination of the NEA and NJEA O&M Agreements (each, an "Operating Period Commencement Date"). Under the New NEA and NJEA O&M Agreements, the New Operator has agreed to provide currently Oversight Services (defined below) and has agreed to provide Transition Services (defined below), commencing ninety (90) days prior to the applicable Operating Period Commencement Date (each, a "Transition Services Commencement Date").

     Term. The term of the New NEA and NJEA O&M Agreements extends for an initial term of eighteen (18) years until January 14, 2016, subject to extension by mutual agreement of the parties before six months preceding such expiration.

     Oversight Services. The New Operator has agreed to provide certain oversight services (the "Oversight Services") prior to the Operating Period Commencement Date, including (i) reviewing certain Operator reports, proposed changes in procedures, facility performance data, operating logs and records of unplanned outages and annual generation forecasts, (ii) assessing NEA and NJEA Site conditions on a quarterly basis, (iii) assessing the Operator's personnel, policies, and procedures, (iv) analyzing all proposed capital expenditures for the NEA and NJEA Project, (v) providing such technical support as reasonably requested by NE LP and (vi) monitoring the Operator's activities during major scheduled outages and major equipment overhauls.

     Transition Services. On the Transition Period Commencement Date and until the Operating Period Commencement Date, the New Operator has agreed to provide certain transition services consisting of the review of existing maintenance and operation records and the performance of all activities necessary to mobilize its personnel (the "Transition Services"), including without limitation (i) providing the necessary staff to operate and maintain the NEA and NJEA Projects on the Operating Period Commencement Date, including relocation of such personnel, review of personnel qualifications, recruiting and training, (ii) preparing and submitting to NE LP (a) a transition plan and budget for the orderly transition of operation and maintenance responsibilities for the NEA and NJEA Projects, (b) an initial operation and maintenance plan for the upcoming year, (c) an initial proposed budget for operating and maintaining the NEA and NJEA Projects pursuant to such plan and (d) a proposed format for monthly reports to be delivered by the New Operator following the Operating Period Commencement Date, (iii) developing the necessary programs and procedures to perform the operation and maintenance of the NEA and NJEA Projects and (iv) identifying and procuring as NE LP's agent necessary tools, equipment, goods, and other items and materials necessary to operate and maintain the NEA and NJEA Projects.

     Operation and Maintenance Services. On and following the Operating Period Commencement Date, the New Operator has agreed to perform all activities necessary to operate and maintain the NEA and NJEA Projects (the "O&M Services"), provided that the O&M Services are not to include, and the New Operator is not to be responsible for, supplying water, natural gas, appropriate distillate fuel oil or start up electrical power for the NEA Project, securing or maintaining certain permits to be obtained by NE LP or arranging for the sale of steam or electricity, maintaining insurance other than the insurance described below, and services to be provided by NE LP, as described below. The O&M Services include without limitation, the following: (i) making available qualified labor and professional, supervisory and managerial personnel, including appointing the plant manager, (ii) maintaining the NEA and NJEA Projects in compliance with all applicable laws and permits, including the efficiency requirements set forth in 18 C.F.R. 292.205, and in accordance with Prudent Utility Practices (as defined in the New NEA O&M Agreement), with the approved annual plan, with the approved plant manual and with the Project Documents, (iii) seeking appropriate warranties, (iv) performing certain audits under the NEA and NJEA Power Purchase Agreement(s), (iv) disposing of waste products from the NEA and NJEA Projects, (v) responding to emergencies in accordance with certain requirements, (vi) performing all necessary services in connection with Unscheduled Maintenance (as defined in the New NEA and NJEA O&M Agreements) and establishing maintenance programs, (vii) performing accounting activities, (viii) preparing various reports and coordinating with NE LP and the NEA and NJEA Power Purchasers regarding operations, (ix) maintaining various records of operation and maintenance, finances, accidents and other related data, (x) procuring necessary inventory and (xi) providing certain technical support services.

     Owner Services. NE LP has agreed to provide certain services at its sole cost and expense during certain periods, including without limitation, the following: (i) providing the New Operator with copies of certain permits, licenses, authorizations, as-built drawings of the NEA and NJEA Projects, quarterly reports and Project Documents, (ii) providing access to the NEA and NJEA Sites and NEA and NJEA Projects, (iii) securing and maintaining all permits required for NE LP to operate the NEA and NJEA Projects, (iv) providing an operating account to pay for costs incurred by the New Operator, (v) paying all taxes relating to the NEA and NJEA Projects (except income taxes of the New Operator) and (v) taking reasonable steps to allow the NEA and NJEA Projects to meet QF standards.

     Compensation. NE LP has agreed to pay to the New Operator a minimum fee of $750,000 per annum for each Project, commencing on January 14, 1998, payable in monthly installments and adjusted on January 1 of each year based on the Producer Price Index for all Commodities, published by the Department of Labor, Bureau of Labor Statistics. In addition, NE LP has agreed to pay to the New Operator all properly incurred costs and expenses of performing the Transition Services and the O&M Services.

     Termination. NE LP, may, by written notice to the New Operator, terminate the New NEA and NJEA O&M Agreements if, prior to the Operating Period Commencement Date, an independent engineer has not certified that the New Operator is capable of operating the NEA and NJEA Projects in accordance with Prudent Utility Practices. The New Operator may, by written notice to NE LP, terminate the New NEA and NJEA O&M Agreements, if NE LP fails to make a payment thereunder within 5 days after the same shall have become due. Either party may terminate the New NEA and NJEA O&M Agreements by written notice if (i) the other party defaults in the performance of any material term, covenant or obligation contained in the New NEA and NJEA O&M Agreements and does not remedy such default within 30 days after such party's receipt of the non-defaulting party's written notice thereof to such party (or as soon as possible thereafter but in any event within 180 days, if it cannot be reasonably accomplished in such 30 day period and the defaulting party has commenced all actions required to remedy such default within such 30 day period and diligently thereafter pursues the same to completion), (ii) certain bankruptcy or insolvency events as to the other party occur, (iii) the NEA or the NJEA Project is destroyed or suffers damage in excess of $100,000,000 and is not rebuilt and in commercial operation within 24 months after such damage or destruction, (iv) the NEA or the NJEA Project cannot be operated for a period of at least 18 consecutive months as a result of a force majeure event, (v) the NEA or the NJEA Project loses its QF status or (vi) NE LP determines to permanently shut down the NEA or NJEA Project.

Assignment

     Neither party may assign or otherwise convey its rights under the New NEA and NJEA O&M Agreements, without the prior written consent of the other party (such consent not unreasonably withheld), except that NE LP has agreed to assign its rights and obligations under the New NEA O&M Agreement to NEA upon the later to occur of (i) the applicable Operating Period Commencement Date and (ii) the execution and delivery by NEA of a counterpart of the New NEA O&M Agreement to NE LP and the New Operator and except that NE LP has agreed to assign its rights and obligations under the New NJEA O&M Agreement to NJEA upon the later to occur of the (i) applicable Operating Period Commencement Date and (ii) the execution and delivery by NJEA of a counterpart of the New NJEA O&M Agreement to NE LP and the New Operator.

Accommodation Agreement

     NEA, Chase, as agent for the Original Banks, and the NEA Power Purchasers have entered into an Accommodation Agreement dated as of June 28, 1989 (the "Accommodation Agreement") confirming the NEA Power Purchase Agreements and the declaration of easements, covenants, and restrictions giving the NEA Power Purchasers certain rights in the event that possession of the NEA Project is obtained by or transferred to a third party pursuant to an exercise of remedies under the Project Security Documents, and subordinating the rights of the NEA Power Purchasers under the NEA Second Mortgage on the NEA Project to those of the financial institutions party to the Original Project Credit Agreement (as defined herein) under the NEA Project Mortgage. In connection with the issuance of the Original Project Securities, each of the NEA Power Purchasers affirmed the Accommodation Agreement and agreed that the NEA Second Mortgage will be subordinated to the NEA Project Mortgage.

     In addition, the Collateral Agent has confirmed to the NEA Power Purchasers that the rights granted to the NEA Power Purchasers under the Accommodation Agreement described above, are in full force and effect with respect to the Collateral Agent, including the rights granted to the NEA Power Purchasers under the Declaration. As a result (i) if the Collateral Agent or any Project Secured Party acquires possession of the NEA Project or the NEA Site, or NEA's interest therein, pursuant to the exercise of rights or remedies under the Project Security Documents, or otherwise, then it will be required, among other things, to use reasonable efforts to perform or cause to be performed the obligations of NEA under the NEA Power Purchase Agreements subject to certain conditions, and to honor the Declaration, (ii) if the Collateral Agent or a Project Secured Party transfers the NEA Project or the NEA Site pursuant to a foreclosure sale or otherwise, it must require any prospective transferee to honor the NEA Power Purchase agreement and the declaration of easements, covenants, and restrictions and (iii) in the event of a casualty to the NEA Project, the Collateral Agent and the Project Secured Parties will allow the application of Loss Proceeds (as defined herein) to the repair or restoration of the NEA Project in accordance with certain provisions specified in the Accommodation Agreement.

Boston Edison Interconnection Agreement

     The Amended and Restated Interconnection Agreement between Boston Edison and NEA, dated September 24, 1993 (the "Boston Edison Interconnection Agreement") provides for the electrical interconnection between the NEA Project and Boston Edison's high voltage transmission line on its Right-of-Way No. 13. This interconnection is used for the delivery of electricity to Boston Edison, Montaup and Commonwealth pursuant to the NEA Power Purchase Agreements.

     Term. The Boston Edison Interconnection Agreement will remain in effect until the termination date of the latest to terminate of the NEA Power Purchase Agreements. Boston Edison and NEA have agreed to remain interconnected during the term of the Boston Edison Interconnection Agreement, so long as they can do so without significant service disruptions and imminent danger to life or property. An interruption of the interconnection for any of these reasons shall continue only for so long as is reasonably necessary.

     Operation and Maintenance. Each of NEA and Boston Edison owns and maintains the respective facilities that it has constructed pursuant to the terms of the Boston Edison Interconnection Agreement. Boston Edison and NEA have agreed to operate the interconnection in accordance with NEPOOL's rules and requirements. If NEPOOL ceases to establish such rules and requirements, the parties have agreed to operate interconnection in compliance with requirements of Boston Edison, provided that such requirements are reasonable and consistent with the NEPOOL rules and requirements previously in effect. Boston Edison has the sole right to schedule maintenance (routine or emergency) for its transmission lines and other interconnection facilities used for the NEA Project. Boston Edison has agreed to perform such maintenance and NEA has agreed to pay Boston Edison the cost thereof. NEA has sole responsibility for operating and maintaining its transmission lines and interconnection facilities at its own expense.

     Payment. NEA has agreed to (i) pay or reimburse Boston Edison for all engineering, design and construction costs incurred by Boston Edison in providing the electrical interconnection, including a percentage of costs attributable to indirect engineering and corporate overhead and (ii) reimburse Boston Edison for all operation and maintenance expenses and all taxes associated with Boston Edison's interconnection facilities used by the NEA Project. If at any time FERC approves a tariff of Boston Edison applicable to the interconnection services provided under the Boston Edison Interconnection Agreement, such tariff shall be used to determine payments and compensation in lieu of the payment terms contained in the agreement.

Fuel Management Agreements

   NEA and NJEA Fuel Management Agreements

     Each of the Fuel Management Agreements, dated as of January 20, 1998 (the "NEA Fuel Management Agreement"), by and between NE LP and ESI Northeast Fuel Management, Inc., an affiliate of ESI Energy (the "Fuel Manager"), assigned by NE LP to NEA on January 20, 1998, and the Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998 (the "NJEA Fuel Management Agreement" and together with the NEA Fuel Management Agreement, the "Fuel Management Agreements"), by and between NE LP and the Fuel Manager, assigned by NE LP to NJEA on January 20, 1998, provides for the management of all natural gas (and in the case of the NEA Fuel Management Agreement, fuel oil supply), transportation and storage agreements and the location and purchase of any additional required natural gas (and in the case of the NEA Fuel Management Agreement, fuel oil), by the Fuel Manager for each of the Projects.

     Term. The term of the NEA Fuel Management Agreement extends for twenty-five
(25) years, expiring on January 14, 2023, and the term of the NJEA Fuel Management Agreement extends for twenty-five (25) years, expiring on January 14, 2023.

     Fuel Management Services. The Fuel Manager has agreed to provide fuel management services for the NEA Project (the "NEA Fuel Management Services") and for the NJEA Project (the "NEA Fuel Management Services"), including without limitation: (i) preparation and modification of fuel transportation, storage and supply plans, (ii) transportation scheduling, transportation balancing, transportation imbalance reconciliation, proposals and possible utilization of excess transportation capacity through scheduling and relinquishment or possible sales to third parties, compliance with pipeline operational orders, general operational and planning advice, (iii) monitoring of pipeline tariff filings and possible intervention in FERC hearings, (iv) analysis of the NEA and NJEA Projects' fuel requirements, (v) analysis of regional supply and demand, sources, transportation, delivery, supply mechanisms and the regulatory structure for natural gas (and, in the case of NEA, fuel oil), (vi) screening of proposals by natural gas and fuel oil suppliers, and if approved by NEA or NJEA, as the case may be, negotiation and obtainment of additional supply agreements with such suppliers, (vii) evaluation of price risk management proposals, and if agreed to by NEA or NJEA, as the case may be, negotiation and obtainment of such risk management arrangements, (viii) review of existing and potential transportation and storage arrangements for natural gas and fuel oil advisement to NEA and NJEA concerning such arrangements, and if approved by NEA or NJEA, as the case may be, negotiation and obtainment of such additional arrangements,
(ix) advisement concerning changes in cost, reliability, interruption or other factors affecting supply of natural gas and fuel oil, advisement on alternative supply arrangements, and if agreed to by NEA or NJEA, as the case may be, the negotiation and obtainment of such alternative arrangements and (x) location and purchase of replacement gas and fuel oil or transportation services in emergency situations.

     Compensation. NEA has agreed to pay to the Fuel Manager a minimum management fee of $450,000 per annum for the services provided under the NEA Fuel Management Agreement (the "NEA Fuel Management Fee"), and NJEA has agreed to pay to the Fuel Manager a minimum management fee of $450,000 per annum for the services provided under the NJEA Fuel Management Agreement (the "NJEA Fuel Management Fee"), each payable in monthly installments and adjusted annually in accordance with the Producer Price Index for All Commodities, published by the Department of Labor, Bureau of Labor Statistics. In addition to the NEA and NJEA Fuel Management Fees, NEA and NJEA have agreed to pay to the Fuel Manager all properly incurred. costs and expenses of performing the NEA Fuel Management Services and NJEA Fuel Management Services, respectively.

     Termination. NEA may, by written notice to the Fuel Manager, terminate the NEA Fuel Management Agreement, and NJEA may, by written notice to the Fuel Manager, terminate the NJEA Fuel Management Agreement, if the Fuel Manager acts, in a material way, outside the authority granted to it by NEA pursuant to the NEA Fuel Management Agreement or by NJEA pursuant to the NJEA Fuel Management Agreement. The Fuel Manager may, by written notice to NEA or NJEA, as the case may be, terminate their respective Fuel Management Agreements, if the offending party fails to make a payment thereunder within 10 days after the same shall have become due. Either party may terminate the NEA Fuel Management Agreement or the NJEA Fuel Management Agreement by written notice if (i) the other party fails, for reasons other than force majeure, to perform any of the material covenants or obligations imposed upon it under and by virtue of the NEA Fuel Management Agreement or the NJEA Fuel Management Agreement, as the case may be, and does not remedy or cure such default (and the effects thereof) within 30 days after such party's receipt of the non-defaulting party's written notice thereof (or within 90 days after receipt of such notice, in the case of defaults not susceptible of cure within 30 days, provided, however, that the defaulting party commences and diligently seeks to cure such default within such 30 day period), (ii) the applicable Project is destroyed or suffers damage in excess of $100,000,000 and is not rebuilt and in commercial operation within 24 months after such damage or destruction, (iii) the applicable Project cannot be operated for a period of at least 18 consecutive months as a result of a force majeure event, (iv) the applicable Project loses its QF status or (v) NEA or NJEA, as the case may be, determines to permanently shut down the applicable Project.

Administrative Services Agreement

     The Administrative Services Agreement dated as of November 21, 1997 between NE LP and ESI GP (the "Administrative Services Agreement") provides for the performance by ESI GP of certain services, as summarized below, to assist the management committee of NE LP with the management and administration of NE LP and the Partnerships.

   Term

     The Administrative Services Agreement extends for a term of 20 years expiring January 14, 2018.

   Services

     ESI GP's general obligations under the Administrative Services Agreement consist of (i) leading the negotiation and administration of all contracts to which NE LP or either of the Partnerships is a party (subject to certain contracts with Affiliates of ESI GP) (ii) implementing the annual budgets of each of the Partnerships, NE LP and NE LLC, and other policies and directions provided by the Management Committee, (iii) managing the affairs of NE LP and each of the Partnerships and (iv) administering and coordinating any financing to which NE LP is a party. In the event emergency actions are required and if ESI GP is unable to consult with the Management Committee, ESI GP may make any expenditures it deems advisable to protect and safeguard life and property with respect to the Projects.

     ESI GP is also obligated to (i) administer the Fuel Management Agreements on behalf of NE LP and the Partnerships, and monitor and supervise the Fuel Manager's compliance therewith, (ii) administer the O&M Agreements and the New O&M Agreements on behalf of NE LP and the Partnerships, and monitor and supervise the Operator's and the New Operator's compliance therewith, (iii) prepare the initial annual budgets of NE LP, NE LLC and the Partnerships for review and approval by the Management Committee, (iv) report on the receipts and expenditures of the NE LP, NE LLC and the Partnerships at each meeting of the Management Committee as of a date reasonably close to the date of the meeting and will recommend to the Management Committee any changes in the annual budgets which it considers necessary or appropriate, (v) keep or cause to be kept complete and accurate books, records and financial statements of NE LP and supporting documentation of transactions with respect to the conduct of NE LP's business and (vi) provide specified financial statements and reports to ESI GP, Tractebel GP, ESI LP and Tractebel LP.

   Administrative Services Fee

     NE LP is obligated under the contract to pay to ESI GP a fee, payable monthly, equal to $600,000 per annum (the "Administrative Services Fee"), as adjusted upwards or downwards by multiplying the Administrative Services Fee for the prior year by a fraction the numerator of which will be a producer price index reported by the Department of Labor Bureau of Labor Statistics for the immediately preceding December and the denominator of which will be such producer price index for the month of December one year earlier; provided that in no event shall the Administrative Services Fee be decreased below $600,000. Neither of the Partnerships is liable for the payment of the Administration Services Fee.

   Administrative Expenses

     NE LP is obligated under the contract to pay to ESI GP all out-of-pocket costs and expenses of performing the services under the contract.

   Termination

     NE LP may terminate the Administrative Services Agreement (i) upon thirty days' notice to ESI GP if ESI GP transfers its general partner interest in NE LP (other than to an Affiliate) or (ii) upon written notice to ESI GP if ESI GP materially defaults in the performance of any material term, covenant or obligation contained in the Administrative Services Agreement and does not remedy such default within thirty days after ESI GP's receipt of NE LP's written notice thereof to ESI GP (or within 180 days, if it cannot be reasonably accomplished in such thirty day period and ESI GP shall diligently take all appropriate actions to remedy such default as soon as commercially practicable within such thirty day period), in such case NE LP shall pay to ESI GP all amounts due and not previously paid to ESI GP for services performed in accordance with the Administrative Services Agreement through the effective date of such termination. ESI GP may, by written notice to NE LP, terminate the Administrative Services Agreement if NE LP (i) fails to make any payment under the Administrative Services Agreement within 5 days after the same shall have become due or (ii) materially defaults in the performance of any material term, covenant or agreement contained therein and does not remedy such default within thirty days after NE LP's receipt of ESI GP's written notice thereof to the Partnership (or within 180 days, if it cannot be reasonably accomplished in such thirty day period and the Partnership shall have commenced all actions required to remedy such default within such thirty day period). Either party may terminate the Administrative Services Agreement by written notice to the other party (but only with the concurrence of ESI GP in the case of termination by NE LP) if (i) the other party is in bankruptcy or makes a general assignment for the benefit of creditors; (ii) proceedings are commenced or steps taken for the appointment of a receiver, custodian, liquidator, trustee or similar person with respect to all or a substantial portion of the other party's property; or (iii) any proceedings are commenced or steps taken by any creditor, regulatory agency or other person relating to the reorganization, arrangement, adjustment composition, liquidation, dissolution, winding up, custodianship or other similar relief with respect to such other party.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     This item is not applicable to ESI Tractebel Funding or the Partnerships.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     This item is not applicable to ESI Tractebel Funding or the Partnerships.


ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected combined financial data for Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership for each of the five years in the period ended December 31, 1997. The selected combined financial data for these years have been derived from the Partnerships' audited combined financial statements. This data should be read in conjunction with "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                                        Years Ended December 31,
                                        ----------------------------------------------------------
                                          1993         1994        1995        1996        1997
                                          ----         ----        ----        ----        ----
                                                             (In thousands)
STATEMENT OF OPERATIONS DATA:
Revenues:
      Power sales to utilities(1)       $234,142     $234,933    $276,022    $267,789    $307,530
      Steam sales                          4,684        3,779       4,527       4,473       4,624
                                        --------     --------    --------    --------    --------
            Total revenues              $238,826     $238,712    $280,549    $272,262    $312,154
                                        --------     --------    --------    --------    --------
Costs and expenses:
      Costs of power and steam           132,580      128,402     132,839     138,727     151,476
      Operation and maintenance           20,283       20,808      24,699      22,854      25,689
      Depreciation                        24,919       24,314      24,904      24,978      24,992
      General and administrative          14,162       11,012      12,010      14,424      15,984
                                        --------     --------    --------    --------    --------
            Total operating costs
              and expenses               191,944      184,536     194,452     200,983     218,141
                                        --------     --------    --------    --------    --------
            Operating income              46,882       54,176      86,097      71,279      94,013

Other (income) expense:
      Amortization of financing
        costs                             2,599         2,333       2,305       2,373       2,163
      Interest expense                   38,992        38,068      50,930      49,841      47,673
      Interest expense on energy
        bank balance(1)                   7,252        11,676      16,657      19,675      17,435
      Interest income                      (700)       (1,656)    (10,652)    (10,534)     (9,931)
      Expense related to future
        obligations under interest
        rate swap agreements                 --         6,734          --          --          --
                                        --------     --------    --------    --------    --------
            Total other expense           48,143       57,155      59,240      61,355      57,340
                                        --------     --------    --------    --------    --------

            (Loss) income before
               extraordinary item         (1,261)      (2,979)     26,857       9,924      36,673

Extraordinary item
            Loss on extinguishment
              of debt(3)                      --       13,937         --          --           --
                                        --------     --------    --------    --------    --------
            Net (loss) income           $ (1,261)    $(16,916)   $ 26,857    $  9,924    $ 36,673
                                        ========     ========    ========    ========    ========

                                                              December 31,
                                        ----------------------------------------------------------
                                          1993         1994        1995        1996        1997
                                          ----         ----        ----        ----        ----
                                                             (In thousands)
BALANCE SHEET DATA:
Working capital                         $ 19,754     $ 74,145   $  71,975   $  58,846   $  63,715
Total assets                             546,484      650,027     617,034     566,392     541,431
Total loans payable(2)(5)                465,458      560,000     539,566     514,362     490,287
Energy Bank balances(4)                  111,398      155,496     188,053     220,922     230,565
Partners' deficit                        (48,540)     (92,928)   (130,577)   (187,479)   (197,186)

-------------------------
(1) Power sales to utilities are net of change in Energy Bank principal balance. Energy Bank principal balances represent cumulative payments made to the Partnerships by Power Purchasers under certain Power Purchase Agreements in excess of rates scheduled or specified in such agreements. Under the terms of these agreements, such excess constitutes a liability of the applicable Partnership to the applicable Power Purchaser, which will be reduced by subsequent sales of electric power to such Power Purchaser to the extent in later periods that the scheduled or specified rate has risen above the contract rate, and must be repaid under certain circumstances in cash.
(2) On December 1, 1994, the Partnerships refinanced their existing borrowings by means of a placement of securities to institutional investors as defined in Rule 144A of the Securities Act of 1933, as described in Note 5 of Notes to Combined Financial Statements.
(3) In connection with the refinancing, total unamortized financing costs related to the Project Loan and Credit Agreement were written off during 1994, as described in Note 5 of Notes to Combined Financial Statements.
(4)   Energy Bank principal balances plus accrued interest thereon.
(5) Loans payable balances at December 31, 1994, 1995, 1996 and 1997 represent loans payable to ESI Tractebel Funding Corp. ESI Tractebel Funding Corp., formerly known as IEC Funding Corp., is a Delaware corporation established in 1994 for the purpose of issuing debt securities for the financing of the Partnerships.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Combined Financial Statements of the Partnerships and the notes thereto included elsewhere herein.

General

     The Partnerships commenced commercial operations in the second half of 1991. The Partnerships' consolidated revenues are derived from, and costs are incurred in connection with, the generation and sale of electricity and, to a much lesser extent, the production and sale of thermal energy (steam).

     Revenue from sales of electricity is recognized based on electricity delivered at rates stipulated in the Power Purchase Agreements, except that revenue recognition is deferred to the extent that such rates are in excess of rates scheduled or specified in such agreements above which payment is subject to recovery by certain of the Power Purchasers under certain circumstances. The portion subject to deferred revenue recognition, which is referred to as the "Energy Bank," is recorded as a liability of the applicable Partnership for financial statement purposes. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS -- Power Purchase Agreements."

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

The Acquisitions

     The Partners acquired all of the partnership interests in each of the Partnerships on January 14, 1998, pursuant to the Purchase Agreement. In connection with the acquisition of all of the partnership interests in the Partnerships, ESI Funding and Tractebel Power each acquired a thirty-seven and one-half percent (37.5%) interest in ESI Tractebel Funding. The Partners paid the purchase price for all of the partnership interests in the Partnerships and for seventy-five percent (75%) of the outstanding shares of capital stock in ESI Tractebel Funding from contributions made by each of ESI GP, Tractebel GP, ESI LP and Tractebel LP, the partners of NE LP. The Acquisitions will be accounted for under the purchase method; accordingly, the carrying value of the assets acquired and liabilities assumed of the Partnerships will be adjusted based upon the final purchase price allocation, including an allocation to above-market power purchase contracts.

Results of Operations

     The following table sets forth the combined results of the Partnerships' operations and the percentage of gross operating revenues and receipts represented by certain components of operating costs and income for the three years ended December 31, 1997.

                                          Years Ended December 31,
                           -----------------------------------------------------
                                  1995             1996             1997
                                  ----             ----             ----
Gross operating
  revenues and
  receipts(1)...........   $296,449    100%   $285,456   100%   $304,363   100%
Operating costs.........    157,538     53%    161,581    57%    177,165    58%
Depreciation............     24,904      8%     24,978     9%     24,992     8%
General and
  administrative........     12,010      4%     14,424     5%     15,984     5%
                           --------           --------          --------
Operating income
  plus Energy Bank
  accruals(1)...........    101,997     34%     84,473    30%     86,222    29%
                           --------           --------          --------
Amortization of
  financing costs......       2,305      1%      2,373     1%      2,163     1%
Interest expense(2)....      50,930     17%     49,841    17%     47,673    16%
Interest income........     (10,652)    (4%)   (10,534)   (4%)    (9,931)   (3%)
                           --------            -------          --------
Net income (loss)
  plus Energy Bank
  accruals and
  interest thereon.....    $ 59,414            $42,793           $46,317
                           ========            =======           =======
----------
(1) Gross operating revenue and receipts represents total revenues plus (less), as applicable, annual change in Energy Bank principal balances.

(2) Interest expense excludes interest on Energy Bank principal balances.


Calendar Year 1997 Compared to Calendar Year 1996

     Gross Operating Revenue and Receipts. Gross operating revenue and receipts for the year ended December 31, 1997 of $304.4 million increased by $18.9 million (6.6%) as compared to the year ended December 31, 1996. This increase was primarily due to higher generation and increased prices. The increase in generation was primarily a result of no scheduled major maintenance outages at the NEA Project (during the second quarter of 1996 a major inspection and maintenance program, scheduled at five year intervals, was conducted at the NEA Project) and fewer curtailment hours requested by JCP&L.

     Operating Costs. Cost of power and steam sales was $151.5 million, or 49.8% of gross operating revenue and receipts for the year ended December 31, 1997 as compared to $138.7 million, or 48.6% of gross operating revenues and receipts for the year ended December 31, 1996. The increased cost is primarily due to price increases under a fuel supply contract that services both facilities. Partially offsetting the increase in natural gas prices was a reduction in extended gas services rights exercised by a NJEA fuel supplier during the first quarter of 1997 as compared to 1996.

     Operation and maintenance (O&M) costs increased $2.8 million (12.4%) as compared to the same period in 1996. The primary cause of the increased cost was the performance bonus (which is directly related to higher generation) payable to the Operator under the NEA O&M Agreement. Escalation of the O&M Agreement of approximately 4% also contributed to the increased costs.

     General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1997 increased $1.6 million or 11% as compared to the year ended December 31, 1996. The primary cause for this increase was the write-off of approximately $1.5 million in accounts receivable. Other increases included annual escalation of management fees as well as increased consulting and overhead costs.

     Interest Expenses and Interest Income. Interest expense for the year ended December 31, 1997 decreased $2.1 million, or 4.3% as compared to the year ended December 31, 1996. Interest on debt decreased as a result of declining principal balances. During 1997, the Partnerships' average amount of debt outstanding was $508.3 million at an average rate of 9.31%. During 1996, the Partnerships' average amount of debt outstanding was $533.3 million at an average rate of 9.26%. These decreases were a result of changes in the underlying amounts accrued for Energy Bank balances. Interest income during 1997 totaled approximately $9.9 million as compared to approximately $10.5 million in 1996, decreasing $.6 million. As discussed below, interest income is expected to decrease materially beginning in 1998.

Calendar Year 1996 Compared to Calendar Year 1995

     Gross Operating Revenues and Receipts. Gross operating revenues and receipts for the year ended December 31, 1996 of $285.5 million decreased by $11.0 million (3.7%) as compared to the year ended December 31, 1995. This decrease was primarily due to lower availability as a result of scheduled maintenance outages. Availability was approximately 91% in 1996 versus approximately 95% in 1995. During the second quarter of 1996 a major inspection and maintenance program (scheduled at five-year intervals) took place at the NEA Project. During the fourth quarter of 1996 a scheduled overhaul and inspection took place at the NJEA Project. Power purchase rates, on a combined basis, increased slightly over the prior year.

     Operating Costs. Cost of power and steam sales was $138.7 million, or 48.6% of gross operating revenues and receipts for the year ended December 31, 1996 as compared to $132.8 million, or 44.8% of gross operating revenues and receipts in the prior year. The increased costs were primarily attributable to increases in fuel costs, including higher market prices of Spot Gas and additional charges applicable under NJEA's extended gas service arrangement with a fuel supplier. Extended gas service occurs when temperatures are below 22 degrees F. There were sixteen such days during the first quarter of 1996 compared with four days in the first quarter of 1995. A portion of these increases was offset by gains on natural gas swap agreements (which were entered into in an attempt to limit exposure to market price fluctuations).

     Operation and maintenance expenses in 1996 decreased by $1.8 million (7.5%) as compared to 1995. This decrease was a result of a lower performance bonus payable to the Operator in 1996 as a result of scheduled maintenance outages and a 1995 water franchise fee. Offsetting these cost decreases were normal and expected escalations under the O&M Agreements.

     General and Administrative Expenses. General and administrative expenses in 1996 increased by $2.4 million (20.1%) as compared to 1995. The increase was primarily due to increased management costs, insurance premiums and legal and consulting costs related to potential industry restructuring.

     Interest Expense and Interest Income. Interest expense for the year ended December 31, 1996 decreased by $1.1 million (2.1%) as compared to the year ended December 31, 1995. During 1995, the Partnerships' average amount of debt outstanding was $554.9 million at an average rate of 9.23%. During 1996, the Partnerships' average amount of debt outstanding was $533.3 million at an average rate of 9.26%. Interest income in 1996 totaled $10.5 million as compared to $10.7 million in 1995. This decrease was primarily a result of reduced cash collateral being held in support of letters of credit.

Year 2000

     The Partnerships are working to resolve the potential impact of the year 2000 on the processing of information by its computer systems. An assessment of identified software, including vendor-supplied software, has been completed and work has begun to make the necessary modifications. The estimated cost of addressing year 2000 issues in software applications is not expected to have a material adverse effect on the Partnership's financial statements. The Partnerships continue to assess the potential financial and operational impacts of computerized processes embedded in operating equipment.

Liquidity and Capital Resources

     To date, the Partnerships have obtained cash from their operations and from proceeds of nonrecourse project financing. The Partnerships have utilized this cash to develop and construct the Projects and the Carbon Dioxide Plant, service debt obligations, fund operations and fund distributions to partners.

     As of December 31, 1997, the Partnerships' cash and cash equivalents totaled approximately $61.2 million, as compared to $49.9 million at December 31, 1996. The increase in cash and cash equivalents was the net effect of $82.2 million provided by operations, offset by investing and financing activities including debt principal payments of $24.1 million and $46.4 million in distributions to partners.

     As of December 31, 1997, there were no outstanding loans under the Sanwa Working Capital Facility. NE LP terminated the Sanwa Working Capital Facility and the Sanwa Credit Agreement in February 1998. NE LP does not anticipate the need to arrange for a new Working Capital Facility. Debt Service Reserve Requirements were fully funded as of December 31, 1997.

     Non-operating income for periods prior to the Acquisitions included investment income received from the Cash Collateral Proceeds that secured the Partnerships' obligations to Sanwa Bank under the Sanwa Credit Agreement and investment income received from investments in the Debt Service Reserve Fund held by the Project Trustee. As permitted under the Project Indenture, NE LP in January 1998, arranged for the release of, and distributed to the Partners, cash in the amount of $33,270,000 from the Debt Service Reserve Fund following the issuance of Substitute Letters of Credit by BankBoston and Bank Brussels Lambert. In February 1998, NE LP also arranged for the release of cash in the amount of $69,156,000, constituting the Cash Collateral Proceeds, following the issuance of the FPL Group Capital Guaranty. Such cash was distributed to the Partners upon its release. As a result, NE LP expects that the Partnerships' investment income will be materially reduced in future years.

     Working Capital Facility. The Project Indenture permits the Partnerships to enter into revolving credit arrangements from time to time with financial institutions with maximum available borrowings of up to $20 million to provide for the working capital requirements of the Partnerships (the "Working Capital Facility"). Pursuant to the Sanwa Credit Agreement, the Partnerships entered into the Sanwa Working Capital Facility, which provided for maximum available borrowings of up to $15 million subject to a borrowing base calculated based on outstanding receivables and fuel. The Sellers have advised NE LP that the Working Capital Facility has never been utilized. In February 1998, NE LP terminated the Working Capital Facility and the Sanwa Credit Agreement and does not anticipate the need to arrange for a new Working Capital Facility.

     Project Letter of Credit Facility. The Partnerships are required by the terms of certain of the Power Purchase Agreements to provide the letters of credit to the Power Purchasers thereunder to support the Partnerships' Energy Bank Obligations. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS -- Power Purchase Agreements." Under the Project Indenture, the Partnerships have agreed to provide such Energy Bank Letters of Credit and to secure the Partnerships' obligations to reimburse the Project Letter of Credit Banks with cash collateral, one or more back-up letters of credit (each a "Back-up Letter of Credit") and/or a FPL Group Capital Guaranty. In addition, the Partnerships may require letters of credit for certain other purposes in the ordinary course of business.

     Pursuant to the Sanwa Credit Agreement, Sanwa Bank delivered the Project Letters of Credit in an aggregate amount up to $82,000,000 for the purpose of supporting the Partnerships' Energy Bank Obligations and for certain other purposes. The aggregate amount of Energy Bank Letters of Credit issued and outstanding as of December 31, 1997 was $67,656,000. In February 1998, NE LP arranged for the delivery of letters of credit of BankBoston and NationsBank in face amounts of $12.656 million and $54.0 million, respectively, in substitution for the letters of credit of Sanwa Bank and terminated the Sanwa Credit Agreement and the Sanwa Letters of Credit.

     Swaps. In connection with the initial variable-rate financing of the Projects under the Original Project Credit Agreement, the Partnerships entered into certain interest rate swap agreements (the "Swaps") with certain financial institutions (the "Swap Banks"), providing for payments thereunder on a notional principal amount of indebtedness to be made by the Partnerships at fixed interest rates in exchange for payments to be made by the Swap Banks at floating interest rates.

     Such Swaps remained in effect after the issuance of the fixed-rate Project Securities. In connection with the issuance of the Project Securities, the Partnerships entered into counter swap agreements to hedge the obligations of the Partnerships under such existing Swaps. As a result of the foregoing arrangements, after giving effect to the net payments to be made and received by the Partnerships pursuant to all of the Swaps (including the counter swaps), the Partnerships' net payments are equivalent to a fixed net interest rate of approximately 1.5% on the specified notional principal amount, which is scheduled to decline periodically until the scheduled expiration of the Swaps in 1999. After giving effect to the counter swaps, the Partnerships' net payments under the Swaps will total approximately $718,275 in 1998 and approximately $195,535 in 1999 (the scheduled year of termination of the Swaps).

     The following table sets forth the notional principal amount and related fair value of the Swaps as of the dates shown together with the additional interest incurred for the years ended December 31, 1995, 1996 and 1997.

                                    December 31, 1995     December 31, 1996     December 31, 1997
                                    -----------------     -----------------     -----------------
       Notional Amount............     $27,596,000           $20,335,000          $12,940,000
       Fair value (liability)(1)..     $(3,654,000)          $(2,022,000)         $  (889,000)
       Net Effect of Swaps on
         Interest Expense(2)......     $  (486,000)          $   137,000          $   103,000

----------
(1) The estimated fair value of each existing Swap is the estimated amount that the applicable Swap Bank would receive to terminate such Swap at the respective dates, taking into account current interest rates and the current creditworthiness of the Swap counter-parties.

(2) Represents the net effect of the Swaps on the interest expenses in the statement of operations. The interest expense on the Swaps is reduced by the change in the fair value of the Swaps.

Natural Gas Hedging Instruments

     Approximately 20% of the fuel supply for the Projects must be provided from sources other than the Long-term Gas Arrangements. To mitigate the price risk associated with spot purchases of natural gas, the Partnerships may, from time to time, enter into certain hedging transactions either through public exchanges such as the NYMEX, or by means of over-the-counter transactions with specific counterparties pursuant to the Fuel Management Agreements or otherwise. These hedging transactions include (a) natural gas call options that give the Partnerships the right, but not the obligation, to purchase specified quantities of natural gas at a predetermined price, (b) gas purchase swap agreements that require the Partnerships to pay a fixed price in return for a variable price on a notional specified quantity of natural gas, and (c) forward purchases of natural gas.

     The effect of these transactions is to fix the price of natural gas purchases made on the open market and, as such, these transactions have not had a material effect on total fuel costs.

Industry Deregulation

     On November 25, 1997, the Massachusetts legislature passed a comprehensive electric deregulation bill, the purpose of which is to establish a comprehensive framework for the restructuring of the electric utility industry. Additionally, industry restructuring efforts are also underway in New Jersey. While the Partnerships do not expect electric utility industry restructuring to result in material adverse changes to the Partnerships' Power Purchase Agreements, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain. See "Business - Regulation - Utility Industry Restructuring."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The combined financial statements of the Partnerships and the financial statements of ESI Tractebel Funding are filed as part of this Form 10-K and are set forth on pages F-1 to F-28.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Directors and Executive Officers Until January 14, 1998

     Directors and Executive Officers of IEC

     All management functions of the Partnerships are the responsibility of IEC. The following table sets forth the names, ages and positions of the directors and executive officers of IEC and their positions with IEC.


          NAME            AGE               POSITION
          ----            ---               --------

    Stephen B. Roy         51    President and Director
    Peter A. Roy           47    Executive Vice President and Director
    Jane L. Roy            42    Executive Vice President,
                                   Treasurer, Chief Financial Officer and
                                   Director
    Ellen S. Roy           38    Senior Vice President, Clerk and Director
    Luciano Lauretti       35    Senior Vice President
    Maureen P. Herbert     39    Vice President
    George Briden          45    Vice President
    Bruce A. Herzfelder    38    Senior Vice President
    Leah Taylor Roy        37    Vice President
    James Blakey           45    Vice President and General Counsel
    Stephen R. Pritchard   40    Vice President


     Stephen B. Roy has been President of IEC since it was formed in March, 1986. From 1973 to 1986, he held construction and management positions in various predecessor companies and, among other things, was responsible for work on the Doha West Power Station in Kuwait. He holds a B.A. degree from Harvard University and an M.B.A. degree from Harvard Business School.

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

     Bruce A. Herzfelder has been a Vice President of IEC since 1991. In 1996 he became a Senior Vice President. From 1988 to 1991, he was an associate at the New York law firm of Davis, Polk & Wardwell. Prior to that, he clerked for a judge on the U.S. Court of Appeals. He holds a B.A. degree from Harvard University and a J.D. and an M.B.S. degree from the University of Chicago. He is a member of the bar in Massachusetts and New York.

     Leah Taylor Roy has been a Vice President of IEC since 1992. From 1986 to 1992, Ms. Roy was a consultant at McKinsey & Company. Ms. Roy holds a B.C. degree from the University of Toronto and an M.P.P. degree from Harvard University's John F. Kennedy School of Government.

     James Blakey joined IEC in 1992 and served as Corporate Counsel until 1995, at which time he became Vice President and General Counsel. From 1976 to 1992, Mr. Blakey was associated with the New York law firm of Kronish, Lieb, Weiner & Hellman, becoming a partner in 1987. Mr. Blakey holds an A.B. degree from Dartmouth College and a J.D. degree from Boston University. He is a member of the bar in Massachusetts, New York and Connecticut.

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

     Directors are elected annually and each elected director holds office until a successor is elected. The Board of Directors consists of three persons:
Stephen B. Roy, Peter A. Roy and Ellen S. Roy. Officers are chosen from time to time by vote of the Board of Directors.

     Certain Relationships. Stephen, Peter, Jane and Ellen Roy are siblings. Peter, Jane and Ellen Roy are married, respectively, to Leah Taylor Roy, Luciano Lauretti and Bruce Herzfelder.

     Directors and Executive Officers of IEC Funding Corp.

     The following table sets forth the names, ages and positions of the directors and executive officers of IEC Funding Corp. and their positions with IEC Funding Corp. Directors are elected annually and each elected director holds office until a successor is elected. Officers are chosen from time to time by vote of the Board of Directors.



               NAME            AGE                   POSITION
               ----            ---                   --------

          Stephen B. Roy       51     President, Assistant Treasurer, Assistant
                                        Secretary and Director
          Ellen S. Roy         38     Vice President, Secretary, Assistant
                                        Treasurer and Director
          Jane L. Roy          42     Vice President, Treasurer, Assistant
                                        Secretary and Director
          Peter A. Roy         47     Vice President, Assistant Secretary
                                        and Assistant Treasurer
          Maureen P. Herbert   39     Vice President
          James Blakey         45     Vice President and General Counsel

     For biographical information on each of the above listed persons, see "Management -- Directors and Executive Officers of IEC.

Directors and Executive Officers Since January 14, 1998

     All management functions of ESI Tractebel Funding and the Partnerships are the responsibility of NE LP. Pursuant to the NE LP Partnership Agreement, such functions are performed by the Management Committee of NE LP.

     The following table lists the names and ages of the members of the Management Committee of NE LP.

                           Name          Age    Affiliation
                           ----          ---    -----------

                   Glenn E. Smith        40     FPL Energy
                   Kenneth P. Hoffman    46     FPL Energy
                   Timothy R. Dunne      46     Tractebel Power
                   Paul J. Cavicchi      45     Tractebel Power

     Glenn E. Smith was appointed to the NE LP Management Committee by ESI GP in November, 1997. Mr. Smith joined ESI Energy in June 1997 as its Vice President of Project Development and is currently a Vice President of FPL Energy. From May 1995 until joining ESI Energy, Mr. Smith was the Director of Business Development of Nations Energy Corporation where he directed Greenfield project development and investment in operating energy assets. From August 1992 until May 1995, Mr. Smith was Vice President of BOT Financial Corp. He holds a B.S. degree from Pennsylvania State University.

     Kenneth P. Hoffman was appointed to the NE LP Management Committee by ESI GP in November, 1997. Mr. Hoffman joined ESI Energy in June 1989, and since 1993 has been the Vice President of Business Management. Mr. Hoffman is currently a Vice President of FPL Energy. Prior to joining ESI Energy , Mr. Hoffman was employed by FPL. Mr. Hoffman holds an M.B.A. degree from Florida International University and a B.S. degree from Rochester Institute of Technology.

     Timothy R. Dunne was appointed to the NE LP Management Committee by Tractebel GP in November, 1997. Mr. Dunne has been the Senior Vice President, General Counsel and Secretary of Tractebel Power since 1995. In such capacity, Mr. Dunne manages all of the legal services required by Tractebel Power and its affiliates. Prior to joining Tractebel Power in 1990, Mr. Dunne acted as in-house counsel for two major U.S. engineering and construction companies. He holds a J.D. degree from the University of Toledo and M.S. and B.S. degrees from the University of Notre Dame.

     Paul J. Cavicchi was appointed to the NE LP Management Committee by Tractebel GP in November, 1997. Mr. Cavicchi has been an Executive Vice President of Tractebel Power since 1995. In such capacity, Mr. Cavicchi supervises and directs business development for energy asset investments in North America. Prior to joining Tractebel Power in 1995, Mr. Cavicchi served as a General Manager for American Tractebel, Inc., an affiliate of Tractebel Power. He holds an M.B.A. degree from the University of Virginia, an M.S. degree from the University of Massachusetts and a B.S. degree from Tufts University.

     Pursuant to the Administrative Services Agreement, ESI GP has agreed to perform services on behalf of NE LP in connection with the management of NE LP, the Partnerships, and ESI Tractebel Funding. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS -- Administrative Services Agreement."

ITEM 11.  EXECUTIVE COMPENSATION

     None of the executive officers or directors of ESI Tractebel Funding received any compensation for his or her services during 1997. The members of the Management Committee of NE LP are not entitled to any direct compensation from ESI Tractebel Funding or the Partnerships. The directors and executive officers of IEC were compensated by IEC and were not entitled to any direct compensation from the Partnerships. IEC was paid a management fee by the Partnerships and NE LP is to be paid a management fee by the Partnerships, as described under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Management Costs."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth as of March 25, 1998, the direct and indirect partnership interests in the Partnerships.

                        Name and Address of           Nature of
Title of Class          Beneficial Owner              Beneficial Ownership     Percentage Interest
--------------          ----------------              --------------------     -------------------

General and Limited     Northeast Energy LP(1)(2)     General Partner                98%LP
Partnership Interest                                                                  1%GP

Limited Partnership     Northeast Energy LLC(1)(2)    Limited Partner                 1%LP
Interest

General Partnership     ESI GP(1)(2)                  General Partner in              1%GP
Interest                                              Northeast Energy LP

General Partnership     Tractebel GP(3)(4)            General Partner in              1%GP
Interest                                              Northeast Energy LP

Limited Partnership     ESI LP(1)(2)                  Limited Partner in             49%LP
Interest                                              Northeast Energy LP

Limited Partnership     Tracebel LP(3)(4)             Limited Partner in             49%LP
Interest                                              Northeast Energy LP

----------
(1) The address for each of Northeast Energy LP, Northeast Energy LLC, ESI GP and ESI LP is c/o FPL Energy, Inc., 11760 US Highway 1, Suite 600, North Palm Beach, Florida 33408.
(2) ESI GP and ESI LP are wholly-owned, direct subsidiaries of ESI Energy. ESI Energy is a wholly-owned, indirect subsidiary of FPL Group, Inc.
(3) The address for each of Tractebel GP and Tractebel LP is c/o Tractebel Power, Inc., 1177 West Loop South, Suite 900, Houston, Texas 77027.
(4) Tractebel GP and Tractebel LP are wholly-owned, direct subsidiaries of Tractebel Power. Tractebel Power is a wholly-owned, indirect subsidiary of Tractebel, S.A.

     The following table sets forth as of March 25, 1998, the number of shares and percentage owned of ESI Tractebel Funding's voting securities beneficially owned by each Person known by ESI Tractebel Funding to be the beneficial owner of more than five percent (5%) of ESI Tractebel Funding's voting securities.

                        Name and Address of   Amount and Nature of
Title of Class          Beneficial Owner      Beneficial Ownership   Percent of Class
--------------          ----------------      --------------------   ----------------
Common Stock            ESI Northeast Energy         3,750                37.5%
                        Funding, Inc.(1)

Common Stock            Tractebel Power,             3,750                37.5%
                        Inc.(1)

Common Stock            Broad Street                 2,500                25.0%
                        Contract Services,
                        Inc.(2)

----------
(1) The address for ESI Northeast Energy Funding, Inc. is c/o FPL Energy, Inc., 11760 US Highway 1, Suite 600, North Palm Beach, Florida 33408 and the address for Tractebel Power, Inc. is 1177 West Loop South, Suite 900, Houston, Texas 77027.

(2) Broad Street Contract Services, Inc. is located at Two Wall Street, New York, New York 10005 and is the nominee for the Project Trustee for the purpose of providing an independent director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Costs

     The Partnerships made direct or indirect payments to IEC and the Sponsor Members (excluding ratable distributions by the Partnerships to their Partners) aggregating approximately $6,480,000 during the year ended December 31, 1995, $8,719,000 during the year ended December 31, 1996 and $8,655,000 during the year ended December 31, 1997.

     Fees payable by the Partnerships to NE LP are limited to the Management Costs permitted under the Project Indenture, which consists of four components:
(i) out-of-pocket costs payable to third parties (including allocated rent and independent legal, consulting and accounting fees and expenses), (ii) general administrative expenses allocable to the Projects, (iii) compensation (including salary and related benefits) of individuals and (iv) for each calendar year, an amount equal to $3,500,000, $1,500,000 of which is the Subordinated Management Fee (each such amount inflated annually in accordance with the Project Indenture). All costs identified in clauses (i), (ii) and (iii) may be included as part of the Management Costs and paid from Project Revenues only to the extent such costs are certified by the Partnerships as being reasonably allocable to the Projects. The amounts described in clause (iv) for the year ending December 31, 1997 and 1996 were approximately $3,758,000 and $3,688,000, respectively, and are subject to escalation as set forth in the Project Indenture.

Administrative Services Fee

     As compensation to ESI GP for the services it performs pursuant to the Administrative Services Agreement, NE LP has agreed to pay to ESI GP a fee, payable monthly, equal to $600,000 per annum, adjusted annually based on a producer price index (the "Administrative Services Fee"), provided that in no event is the Administrative Services fee to be decreased below $600,000. Neither of the Partnerships is liable for the Administrative Services Fee. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS -- Administrative Services Agreement."

New O&M Fees

     The New Operator, an Affiliate of NE LP, currently is providing certain oversight and transition services for the Projects and will provide operation and maintenance services for the Projects following the expiration or early termination of the O&M Agreements, pursuant to each of the New O&M Agreements. As compensation for such services, NE LP has agreed under each of the New O&M Agreements to pay to the New Operator a fee of $750,000 per annum ($1,500,000 per annum in the aggregate), payable monthly and adjusted annually based on a producer price index (the "New O&M Fees"). In addition, NE LP has agreed to pay to the New Operator all properly incurred costs and expenses of performing the transition services and the operation and maintenance services. NE LP expects that combined operations and maintenance costs for both Projects will be reduced by approximately $6.5 million per year after 2001, when the O&M Agreements for the Projects expire. Neither of the Partnerships is liable for the New O&M Fees prior to the applicable Operating Period Commencement Date. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS -- New O&M Agreements."

Fuel Management Fees

     The Fuel Manager, an affiliate of FPL Energy, currently is providing certain fuel management services for the Projects, pursuant to each of the Fuel Management Agreements. As compensation for such services, each of NEA and NJEA has agreed to pay to the Fuel Manager a fee under the NEA Fuel Management Agreement and the NJEA Fuel Management Agreement, respectively, of $450,000 per annum, payable monthly and adjusted annually based on a producer price index (the "NEA Fuel Management Fee" and the "NJEA Fuel Management Fee," respectively), provided that neither of such Fuel Management Fees is to be decreased below $450,000. See "SUMMARY OF PRINCIPAL PROJECT AGREEMENTS -- Fuel Management Agreements."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

      1. Financial Statements

         Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership

         Report of Independent Accountants

         Combined Balance Sheet at December 31, 1996 and 1997

         Combined Statement of Operations for the years ended December 31, 1995, 1996 and 1997

         Combined Statement of Partners' Deficit for the years ended December 31, 1995, 1996 and 1997

         Combined Statement of Cash Flows for the years ended December 31, 1995, 1996 and 1997

         Notes to Combined Financial Statements

         ESI Tractebel Funding Corp.

         Report of Independent Accountants

         Balance Sheet at December 31, 1996 and 1997

         Statement of Operations for the years ended December 31, 1995, 1996 and 1997

         Statement of Cash Flows for the years ended December 31, 1995, 1996 and 1997

         Notes to Financial Statements

     2. Financial Statement Schedules

        Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     3. Exhibits

        Exhibit No.                 Description
        -----------                 -----------

        3.1* Certificate of Incorporation of ESI Tractebel Funding Corp.
                    (formerly IEC Funding Corp.)

        3.1.1 Certificate of Amendment of Certificate of Incorporation of IEC
                    Funding Corp as filed with the Secretary of State of the State of Delaware on February 3, 1998

        3.2 By-laws of ESI Tractebel Funding Corp.

        3.3 Amended and Restated Certificate of Limited Partnership of
                    Northeast Energy Associates, A Limited Partnership, as filed with the Secretary of State of the Commonwealth of Massachusetts on March 31, 1986, as amended and restated on January 9, 1987 and November 6, 1987, as further amended on July 6, 1989 and as amended and restated on February 16, 1998

        3.4 Amended and Restated Certificate of Limited Partnership of North
                    Jersey Energy Associates, A Limited Partnership, as filed with the Secretary of State of the State of New Jersey on November 3, 1986, as amended and restated on January 14, 1987, June 25, 1987, March 4, 1988 and February 16, 1998


        3.5* Certificate of Incorporation of Intercontinental Energy
                    Corporation, a Massachusetts corporation ("IEC"), the sole general partner of the Partnerships (the "General Partner")

        3.6* By-laws of the General Partner

        3.7 Amended and Restated Agreement of Limited Partnership of
                    Northeast Energy Associates, A Limited Partnership, dated as of November 21, 1997

        3.8 Amended and Restated Agreement of Limited Partnership of North
                    Jersey Energy Associates, A Limited Partnership, dated as of November 21, 1997

        3.9 Certificate of Limited Partnership of Northeast Energy, LP, a
                    Delaware limited partnership, as filed with the Secretary of State of the State of Delaware on November 21, 1997

        3.10 Agreement of Limited Partnership of Northeast Energy, LP, a
                    Delaware limited partnership, dated as of November 21, 1997

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

        4.22 Second Supplemental Trust Indenture dated as of January 14, 1998 among IEC Funding Corp., Northeast Energy Associates, A Limited Partnership, North Jersey Energy Associates, A Limited Partnership and State Street Bank and Trust Company, as trustee.

        4.23 Amendment to Amended and Restated Assignment and Security
                    Agreement by and between NEA, NJEA, IEC and State Street Bank and Trust Company dated as of January 14, 1998

        4.24 Termination of Pledge, Trust and Intercreditor Agreement dated as of January 30, 1998 among NJEA, NEA, the Sanwa Bank, Limited, New York Branch, as "Bank Agent," Sanwa Bank Trust Company of New York, as trustee and State Street Bank and Trust Company, as Collateral Agent and the Bond Trustee

        10.1* Accommodation Agreement dated as of June 28, 1989, between NEA,
                    Boston Edison Company, a Massachusetts corporation ("BECO"), Commonwealth Electric Company, a Massachusetts corporation ("Commonwealth"), Montaup Electric Company, a Massachusetts corporation ("Montaup"), and The Chase Manhattan Bank (National Association)

        10.2.1* Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Sayreville O&M Agreement"), between NJEA and Westinghouse Electric Corporation, a Pennsylvania company ("Westinghouse")

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

        10.10.4* Assignment and Security Agreement dated as of December 1, 1991, between NECO and NEA

        10.10.5*** Operation and Maintenance Agreement by and between

                   NECO-Bellingham, Inc. as Lessee and Westinghouse Operating Services Company, Inc. as Operator for the Bellingham Project Carbon Dioxide Recovery Facility dated as of May 1, 1995

        10.10.5.1**** Guaranty  of  Contract  for  Operation  and
                   Maintenance dated May 12, 1995 by Westinghouse Electric

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

        10.14* Mortgage, Assignment of Rents, Security Agreement and Fixture
                   Filing dated June 29, 1989, by NEA in favor of BECO, Commonwealth and Montaup

        10.15*** Declaration of Easements, Covenants, and Restrictions dated as of June 28, 1989 by NEA

        10.16 Operation and Maintenance Agreement dated as of November 21, 1997 by and between Northeast Energy, LP, a Delaware limited partnership and ESI Operating Services, Inc.

        10.17 Operation and Maintenance Agreement dated as of November 21, 1997 by and between Northeast Energy, LP, a Delaware limited partnership and ESI Operating Services, Inc.

        10.18 Fuel Management Agreement, dated as of January 20, 1998, by and between Northeast Energy, LP, a Delaware limited partnership and ESI Northeast Fuel Management, Inc., assigned by Northeast Energy, LP to Northeast Energy Associates, a limited partnership on January 20, 1998

        10.19 Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998, by and between Northeast Energy, LP, a Delaware limited partnership and ESI Northeast Fuel Management, Inc.

        10.20 Administrative Services Agreement dated as of November 21, 1997 between Northeast Energy, LP, a Delaware limited partnership and ESI Northeast Energy GP, Inc.

        12*   Statements regarding computation of ratios

        21.1* Subsidiary of North Jersey Energy Associates, A Limited
                   Partnership.

        27.1 Financial Data Schedule - ESI Tractebel Funding Corp.

        27.2 Financial Data Schedule - Northeast Energy Associates

        27.3 Financial Data Schedule - North Jersey Energy Associates

     -------------------

     * Incorporated herein by reference from the Registration Statement on Form S-4, file no. 33-87902, filed with the Securities and Exchange Commission by IEC Funding on February 9, 1995, as amended.

     ** Incorporated herein by reference from the Annual Report on Form 10-K filed by IEC Funding and the Partnerships on April 1, 1996.

     ***Incorporated herein by reference from the Quarterly Report on Form 10-Q filed by IEC Funding and the Partnerships on November 14, 1996.

     ****Incorporated herein by reference from the Annual Report on Form 10-K filed by IEC Funding and the Partnerships on March 31, 1997.

     (b)  Reports On Form 8-K:

          On December 2, 1997, IEC Funding Corp. and the Partnerships filed a report on Form 8-K dated December 2, 1997, in connection with the Acquisitions covering Item 5 (Other Events).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ESI Tractebel Funding Corp., has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of North Palm Beach, State of Florida, on March 25, 1998.

                                   ESI TRACTEBEL FUNDING CORP.



                                   By:  /s/ Glenn E. Smith
                                       -----------------------
                                        Glenn E. Smith
                                        Vice President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998.

          Signature                             Title
          ---------                             -----


     /s/ Glenn E. Smith
------------------------------            Vice President
       Glenn E. Smith
(Principal Executive Officer)


     /s/ Peter D. Boylan
------------------------------            Treasurer
       Peter D. Boylan
  (Principal Financial and
     Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, North Jersey Energy Associates, A Limited Partnership, has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of North Palm Beach, State of Florida on March 25, 1998.

                              NORTH JERSEY ENERGY ASSOCIATES,
                              A LIMITED PARTNERSHIP

                              By:  NORTHEAST ENERGY LP, as
                                   General Partner

                                   By:  ESI NORTHEAST ENERGY GP,
                                        INC., as General Partner


                                   By:    /s/ Glenn E. Smith
                                       -------------------------
                                        Glenn E. Smith
                                        Vice President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998.

          Signature                       Title
          ---------                       -----


     /s/ Glenn E. Smith
-------------------------------      Vice President
       Glenn E. Smith
(Principal Executive Officer)



     /s/ Peter D. Boylan
-------------------------------      Treasurer
       Peter D. Boylan
  (Principal Financial and
     Accounting Officer)

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Northeast Energy Associates, A Limited Partnership, has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of North Palm Beach, State of Florida on March 25, 1998.

                              NORTHEAST ENERGY ASSOCIATES,
                              A LIMITED PARTNERSHIP

                              By:  NORTHEAST ENERGY, LP, as
                                   General Partner

                                   By:  ESI NORTHEAST ENERGY GP,
                                        INC., as General Partner



                                   By:  /s/ Glenn E. Smith
                                       -------------------------
                                        Glenn E. Smith
                                        Vice President




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1998.

          Signature                       Title
          ---------                       -----


     /s/ Glenn E. Smith
-----------------------------       Vice President
       Glenn E. Smith
(Principal Executive Officer)



     /s/ Peter D. Boylan
-----------------------------       Treasurer
       Peter D. Boylan
  (Principal Financial and
     Accounting Officer)

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

  "Accommodation Agreement" means the Accommodation Agreement dated as of June 28, 1989, among NEA, Commonwealth, Boston Edison and Montaup.

  "Acquisition Date" means January 14, 1998, the date of the consummation of the Acquisitions.

  "Acquisitions" means the acquisition by NE LP and NE LLC of all of the partnership interests in NEA and NJEA and the acquisition by ESI Funding and Tractebel Power of seventy-five percent (75%) of the outstanding capital stock of ESI Tractebel Funding pursuant to the Purchase Agreement.

  "Additional Project Securities" means any Debt of ESI Tractebel Funding issued, subject to certain conditions set forth in the Project Indenture, to provide a source of funds for (i) Required Improvements, (ii) cash collateral to support Energy Bank Obligations (or to secure obligations of the Partnerships under the Project Letter of Credit Facility with respect to Project Letters of Credit issued to secure such Energy Bank Obligations) arising as a result of Power Purchase Agreements (or amendments thereto) entered into after November 15, 1994 (iii) payment of fees and costs associated with the issuance of Additional Project Securities, or (iv) funding the Debt Service Reserve Fund to the extent that the balance in such Fund is less than the Debt Service Reserve Requirement.

  "Administrative Services Agreement" means the Administrative Services Agreement, dated as of November 21, 1997, by and between NE LP and ESI GP.

  "Administrative Services Fee" means a fee, payable monthly, equal to $600,000 per annum, adjusted annually based on a producer price index paid by NE LP to ESI LP as compensation for the services it performs pursuant to the Administrative Services Agreement.

  "Affiliate," as used in the Project Indenture, means, as to any Person, any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person. For purposes of this definition, "control" (including, with correlative meanings, the terms "controlling," "controlled by" and "under common control with"), as used with respect to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of such Person, whether through the ownership of voting securities, by agreement or otherwise; provided that the beneficial ownership of 20% or more of the Voting Stock of a Person shall be deemed to be control.

  "Algonquin" means Algonquin Gas Transmission Company, a Delaware corporation.

  "Avoided Cost Security" means the security granted, pursuant to the NEA Second Mortgage, with respect to all amounts paid under the respective Power Purchase Agreements for the NEA Project in excess of the particular mortgagee's actual Avoided Costs, with interest thereon at the prime rate of The First National Bank of Boston, N.A. in effect from time to time.

  "Avoided Costs" means, the incremental costs to an electric utility of electric energy or capacity or both which, but for the purchase from a qualifying facility, such utility would generate itself or purchase from some other source.

  "BankBoston" means BankBoston, N.A.

  "BOC Gases" means the BOC Cases Division of the BOC Group, Inc., a Delaware corporation.

  "Boston Edison" means Boston Edison Company, a Massachusetts corporation.

  "Boston Edison I Power Purchase Agreement" means the Power Purchase Agreement dated as of April 1, 1986, as amended on June 8, 1987 and June 21, 1989, between NEA and Boston Edison.

  "Boston Edison II Power Purchase Agreement" means the Power Purchase Agreement dated as of January 28, 1988, as amended, between NEA and Boston Edison.

  "Boston Edison Interconnection Agreement" means the Amended and Restated Interconnection Agreement dated as of September 24, 1993, between Boston Edison and NEA.

  "Btu" means British thermal units, a unit of energy.

  "Carbon Dioxide Plant" means the carbon dioxide production facility owned by NEA and located adjacent to the NEA Project on the NEA Site and all equipment and facilities ancillary thereto.

  "Carbon Dioxide Sales Agreements" means those agreements between NECO and BOC Gases, and NECO and Praxair, respectively, for the purchase and sale of carbon dioxide.

  "Cash Collateral Proceeds" means the cash collateral (and investments thereof) deposited by the Partnerships to secure the Partnerships' obligations to reimburse under the Project Letter of Credit Facility.

  "Clean Air Act" means the Federal Clean Air Act of 1955, as amended.

  "CNG" means CNG Transmission Corporation, a Delaware corporation.

  "Collateral Agency Agreement" means the Collateral Agency Agreement, dated as of December 1, 1994, as amended, among the Collateral Agent, the Project Trustee, IEC Funding Corp. (now ESI Tractebel Funding), the Swap Banks, the Working Capital Banks and the Partnerships.

  "Collateral Agent" when used in connection with the Project Securities, means State Street Bank, as collateral agent pursuant to the Collateral Agency Agreement.

  "Commission" means the United States Securities and Exchange Commission.

  "Commonwealth" means Commonwealth Electric Company, a Massachusetts corporation.

  "Commonwealth I Power Purchase Agreement" means the Power Sale Agreement between Commonwealth and NEA dated as of November 26, 1986, and amended as of August 15, 1988 and as further amended as of January 1, 1989.

  "Commonwealth II Power Purchase Agreement" means the Power Sale Agreement between Commonwealth and NEA dated as of August 15, 1988, and amended as of January 1, 1989.

  "Commonwealth Power Purchase Agreements" means, collectively, the Commonwealth I Power Purchase Agreement and the Commonwealth II Power Purchase Agreement.

  "Conrail" means Consolidated Rail Corporation.

  "CRSS" means CRSS, Inc.

  "Daily NEA Quantity" means 48,817 Dth of natural gas.

  "Daily NJEA Quantity" means 22,019 Dth of natural gas.

  "Debt" of any Person, as defined in the Project Indenture, means (i) all obligations of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (iii) all obligations of such Person to pay the deferred purchase price of property or services, (iv) all obligations under capital leases of such Person, (v) all Debt of others secured by a Lien on any asset of such Person, whether or not such Debt is assumed by such Person (vi) all Debt of others to the extent guaranteed by such Person, (vii) all obligations under letters of credit issued for the account of such Person, (viii) all obligations of such Person under trade or bankers' acceptances and (ix) all obligations of such Person under agreements providing for interest rate swaps, collars or caps.

  "Debt Service Reserve Fund," as defined in the Project Indenture, means the Fund entitled "Debt Service Reserve Fund" established and maintained by the Project Trustee pursuant to the Project Indenture.

  "Debt Service Reserve Requirement," as defined in the Project Indenture, means, as of any Monthly Transfer Date, an amount equal to 50% of the aggregate regularly scheduled interest, principal and fee payments to be made by the Partnerships in respect of the Project Notes (for application to the payment of principal, interest and fees of the Project Securities and any Additional Project Securities) during the period commencing on (and including) such Monthly Transfer Date and ending on (but excluding) the twelfth (12th) Monthly Transfer Date thereafter; provided that the amount of the Debt Service Reserve Requirement as of the Closing Date and as of the date of issuance of any Additional Project Securities and for the period thereafter until the next succeeding Monthly Transfer Date shall be equal to the Debt Service Reserve Requirement calculated as of the Closing Date the date of issuance of any Additional Project Securities or such next succeeding Monthly Transfer Date, as the case may be.

  "Dekatherm" or "Dth" means one MMBtu.

  "Dollars" and "$" means lawful money of the United States.

  "DTE" means Department of Telecommunications and Energy.

  "Energy Bank" or "Energy Bank Obligations" means an account recording the liability of a Partnership to a Power Purchaser representing cumulative payments made to such Partnership by such Power Purchaser under the applicable Power Purchase Agreement in excess of such Power Purchaser's Avoided Costs, determined in accordance with such Power Purchase Agreement.

  "Energy Bank Letters of Credit" means, collectively, any letter or letters of credit for the benefit of the Power Purchasers to secure the Energy Bank Obligations.

  "Environmental Law" means any and all Government Rules relating to human health or the environment, or the release of Hazardous Materials into the indoor or outdoor environment including, without limitation, ambient air, surface water, groundwater, wetlands, land or subsurface strata or otherwise relating to the use of Hazardous Material, whether now or hereafter in effect. Environmental Laws shall include, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Toxic Substances Control Act, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Water Act, as amended, the Safe Drinking Water Act, as amended, the Clean Air Act, as amended, the Occupational Safety and Health Act, as amended, and all analogous laws promulgated or issued by any state or other Governmental Authority.

  "EPA" means the Environmental Protection Agency of the United States.

  "ESI" or "ESI Energy" means ESI Energy, Inc., a Florida corporation.

  "ESI Acquisition Funding" means ESI Northeast Energy Acquisition Funding, Inc., a Florida corporation.

  "ESI Funding" means ESI Northeast Energy Funding, Inc., a Florida corporation.

  "ESI GP" means ESI Northeast Energy GP, Inc., a Florida corporation.

  "ESI LP" means ESI Northeast Energy LP, Inc., a Florida corporation.

  "ESI Tractebel Funding" means ESI Tractebel Funding Corp., a Delaware corporation, formerly known as "IEC Funding Corp."

  "Event of Loss" means any compulsory transfer or taking or transfer under threat of compulsory transfer or taking of all or any material part of either Project by any Government Authority, or any event which causes all or any material portion of either Project by any Government Authority, or any event which cause all or any material portion of either Project to be damaged, destroyed or rendered unfit for normal use for any reason whatsoever.

  "Exchange Act" means the Securities Exchange Act of 1934, as amended.

  "Extended Gas Service" means the sale and delivery of gas to NJEA by PSE&G for days on which the mean daily temperature for Newark, New Jersey is between 22(o)F and 14(o)F.

  "FERC" means the United States Federal Energy Regulatory Commission.

  "Fluor Daniel" means Fluor Daniel Inc., a California corporation.

  "Fluor Daniel Agreement" means the Design/Build Contract dated as of June 28, 1989 between NEA and Fluor Daniel.

  "FPA" means the Federal Power Act, as amended.

  "FPL" means Florida Power & Light Co., a Florida corporation.

  "FPL Energy" means FPL Energy, Inc., a Florida corporation.

  "FPL Group" means FPL Group, Inc., a Florida corporation.

  "FPL Group Capital" means FPL Group Capital Inc., a Florida corporation.

  "FPL Group Capital Guaranty" or "FPL Capital Guarantee" means a guaranty or an agreement made by FPL Group Capital in to reimburse Energy Bank Letter of Credit Banks and/or Substitute Letter of Credit Banks, issued pursuant to the Reimbursement Agreement.

  "Fuel Management Agreements" means, collectively, the NEA Fuel Management Agreement and the NJEA Fuel Management Agreement.

  "Fuel Management Fees" means the monthly fees required to be paid by NEA and NJEA to the Fuel Manager pursuant to the Fuel Management Agreements.

  "Fuel Manager" means ESI Northeast Fuel Management, Inc., a Florida corporation.

  "Funds" means the funds established and maintained by the Project Trustee pursuant to the Project Indenture.

  "Gas Transmission Reserve Fund" means the Fund entitled "Gas Transmission Reserve Fund" established and maintained by the Project Trustee pursuant to the Project Indenture.

  "Gas Transmission Reserve Requirement" means (a) as of any date occurring within the fifteen month period preceding the earliest expiration date of the Transco Agreements and which precedes the earliest expiration date of the Transco Agreements by a period that includes not less than three Monthly Transfer Dates, $5,300,000, (b) as of any other date thereafter, $10,600,000 and
(c) prior to the date determined pursuant to clause (a), zero; provided that as of and subsequent to any extension or replacement of the Transco Agreements by agreements expiring on or after the final maturity date of the Project Securities and satisfying certain other conditions specified in the Project Indenture, the Gas Transmission Reserve Requirement shall be zero. The Gas Transmission Reserve Requirement has been determined based on the assumption that each Transco Agreement will expire on October 31, 2006, and will not be extended, in whole or in part, beyond such date. In the event that either or both Transco Agreements are extended or replaced by agreements satisfying certain conditions specified in the Project Indenture, the Gas Transmission Reserve Requirement will be adjusted pursuant to a formula specified in the Project Indenture.

  "General Partner" means NE LP.

  "Government Approval" means (i) any authorization, consent, approval, license, ruling, permit, certification, exemption, filing, variance, order, judgment, decree or publication of, by or with, (ii) any notice to, (ii) any declaration of or with or (iv) any registration by or with, any Government Authority required to be obtained or made by the Issuer, NE LP, ESI Tractebel Funding or a Partnership or, where the context requires, by any other Person party to a Project Document.

  "Government Authority" means any United States federal, state, municipal, local, territorial or other governmental subdivision, department, commission, board, bureau, agency, regulatory authority, instrumentality, judicial or administrative body, domestic or foreign.

  "Government Rule" means any statute, law, regulation, ordinance, rule, judgment, order, decree, permit, concession, grant, franchise, code, license, directive, guideline, policy or rule of common law, requirement of, or other governmental restriction or any judicial or administrative order, consent decree or judgement or similar form of decision of or determination by, or any interpretation or administration of any of the foregoing by, any Government Authority, whether now or hereafter in effect.

  "GSR Deficiency", as defined in the Project Indenture, is now zero.

  "Guaranty", as defined in the Project Indenture, by any Person means any guaranty, surety, bond or other obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing in any manner any Debt or other obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such
Person: (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt or other obligation (whether arising by virtue of Partnership arrangements, by agreement to keep well, to purchase assets, goods, bonds or services, to take-or-pay, or to maintain financial statement conditions or otherwise), (ii) entered into for the purpose of assuring in any other manner the obligee of such Debt or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part) or (iii) to reimburse any Person for the payment by such Person under any letter of credit, surety, bond or other guaranty issued for the benefit of such other Person, but excluding (x) endorsements for collection or deposit in the ordinary course of business, or
(y) indemnity or hold harmless provisions included in contracts entered into in the ordinary course of business.

  "Hazardous Material", as defined in the Project Indenture, means: (i) any petroleum or petroleum products, flammable explosives, radioactive materials, asbestos in any form that is or could become friable, urea formaldehyde foam insulation and transformers or other equipment that contain dielectric fluid containing polychlorinated biphenyls (PCBs), (ii) any chemicals or other materials or substances which are now or hereafter become defined as or included in the definition of "hazardous substances," "hazardous wastes," "hazardous materials," "extremely hazardous wastes," "restricted hazardous wastes," "toxic substances," "toxic pollutants," "contaminants," "pollutants" or words of similar import under any Environmental Law and (iii) any other chemical or other material or substance, exposure to which is now or hereafter prohibited, limited or regulated as such under any Environmental Law including the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901 et seq., the Comprehensive Environmental Response Compensation and Liability Act, 42 U.S.C. Section 6901 et seq., or any similar state statute.

  "Hercules" means Hercules Incorporated, a Delaware corporation.

  "HRSG" means a heat recovery steam generator.

  "IEC" means Intercontinental Energy Corporation, a Massachusetts corporation, the former general partner of each of the Partnerships.

  "IEC Funding Corp." means the corporation now referred to as ESI Tractebel Funding Corp., a Delaware corporation.

  "IECURC" means IEC Urban Renewal Corporation, a New Jersey corporation wholly-owned by NJEA.

  "Import Point" means the point of interconnection between the TransCanada pipeline and CNG's pipeline at Niagara Falls, Ontario/Niagara Falls, New York.

  "Insurance Proceeds" means all amounts and proceeds (including instruments) in respect of the proceeds of any casualty insurance policy or title insurance policy, except proceeds of delayed opening or business interruption insurance.

  "Interest Fund," as defined in the Project Indenture, means the Interest Fund established and maintained by the Project Trustee pursuant to the Project Indenture.

  "ISO Conditions" means a temperature of 59 degrees F and an atmospheric pressure of 29.92 inches of mercury absolute (i.e. sea level).

  "JCP&L" means Jersey Central Power & Light Company, a New Jersey corporation.

  "JCP&L Power Purchase Agreement" means the Power Purchase Agreement dated as of October 22, 1987, between NJEA and JCP&L, as amended.

  "Kilowatt" or "KW" means one thousand watts.

  "Kilowatt-hours" or "kWh" means a unit of electrical energy equal to one kilowatt of power supplied or taken from an electric circuit steadily for one hour.

  "Lien", as defined in the Project Indenture, means, with respect to any property of any Person, any mortgage, lien, pledge, charge, lease, easement, servitude, right of others or security interest or encumbrance of any kind in respect of such property of such Person.

  "Limited Partner" means NE LLC.

  "Long-term Gas Arrangements" means, collectively, the Long-term Gas Supply Agreements, the Long-term Gas Transportation Agreements and the Long-term Gas Storage Agreements.

  "Long-term Gas Storage Agreements" means the NEA Gas Storage Agreement and the NJEA Gas Storage Agreement.

  "Long-term Gas Supply Agreements" means the NEA ProGas Agreement, the NJEA ProGas Agreement and the PSE&G Contract.

  "Long-term Gas Transportation Agreements" means the NEA Gas Transportation Agreements and the NJEA Gas Transportation Agreements.

  "Loss Proceeds" means all Insurance Proceeds, all condemnation awards, settlement payments and other amounts (other than proceeds of delayed opening or business interruption insurance or similar items) received or payable in respect of any Event of Loss.

  "Major Overhaul Expenses" means expenses not covered by any operations and maintenance contractor and which are incurred by a Partnership in connection with scheduled major overhauls of a project in accordance with the maintenance recommendations of the applicable manufacturer or vendor pursuant to the Project Indenture.

  "Major Overhaul Reserve Fund" means the Fund entitled "Major Overhaul Reserve Fund" established and maintained by the Project Trustee pursuant to the Project Indenture.

  "Management Costs" means the management fee payable to NE LP, which fee shall be comprised of four components, without duplication: (i) third-party costs certified as being reasonably allocable to either or both of the Projects or either or both of the Partnerships or ESI

Tractebel Funding (including but not limited to any rent, independent legal, consulting and accounting fees and expenses that are certified as such), (ii) general and administrative expenses of NE LP reasonably allocable to either or both of the Projects or either or both of the Projects or either or both of the Partnerships or ESI Tractebel Funding, (iii) compensation (including salary and related benefits) of individuals that are not related by blood or marriage to the Original Project Sponsors certified as being reasonable allocable to either or both of the Projects or either or both of the Partnerships or the company and
(iv) for each calendar year, an amount equal to $3,500,000, $1,500,000 of which shall constitute the Subordinated Management Fee (each such amount inflated annually commencing on January 1, 1995, in accordance with the Project Indenture, and adjusted ratably for each partial calendar year in which the Project Securities shall be outstanding).

  "MBtu" means one thousand Btus.

  "Mcf" means one thousand cubic feet of gas at 60(o)F and at a pressure of
14.73 pounds per square inch absolute.

  "Medway Substation" means the Medway Substation of Boston Edison, located in Medway, Massachusetts.

  "Megawatt" or "MW" means one million watts.

  "Megawatt hour" or "MWH" means one thousand kilowatt-hours.

  "MMBtu" means one million Btus.

  "Montaup" means Montaup Electric Company, a Massachusetts corporation.

  "Montaup Power Purchase Agreement" means the Power Purchase Agreement dated as of October 17, 1986, as amended on June 28, 1989, between NEA and Montaup.

  "Monthly MOR Contribution Amount," as defined in the Project Indenture means, for each Monthly Transfer Date commencing with the first such date in calendar year 2001 (a) the applicable amount set forth in the Project Indenture as the aggregate required contribution to the Major Overhaul Reserve Fund for the calendar year of such Monthly Transfer Date (as such schedule may be revised, as set forth therein, by the Independent Engineer in the event that either O&M Agreement is amended or replaced to provide for the payment by a third party operator for either Project of all or a portion of any Major Overhaul Expenses) divided by (b) 12 (or, in the case of the calendar year in which the final maturity date for the Project Securities occurs, the number of Monthly Transfer Dates occurring in such calendar year prior to such date).

  "Monthly Transfer Date," as defined in the Project Indenture means the first business day of each calendar month.

  "Monthly Transfer Period" means the period commencing on (and including) a Monthly Transfer Date and ending on (but excluding) the immediately succeeding Monthly Transfer Date.

  "Moody's" means Moody's Investors Service, Inc.

  "MOR Deficiency," as defined in the Project Indenture, means, as of any date of determination subsequent to the first Monthly Transfer Date in calendar year 2001, the excess, if any, of (a) the aggregate Monthly MOR Contribution Amounts for all prior Monthly Transfer Dates over (b) the excess (if any) of (i) the aggregate amount of all prior transfers to the Major Overhaul Reserve Fund over
(ii) the aggregate amount of all withdrawals from the Major Overhaul Reserve Fund made on or prior to such date of determination other than pursuant to the Project Indenture; provided, that the amount of any MOR Deficiency (i) shall be reduced by the amount of Major Overhaul Expenses previously paid by the Partnerships from funds other than disbursements from the Major Overhaul Reserve Fund, (ii) shall be subject to adjustment as provided in the Project Indenture and (iii) shall be equal to zero as of any date of determination prior to the first Monthly Transfer Date in calendar year 2001.

  "MOU" means Memorandum of Understanding.

  "NationsBank" means NationsBank of Texas.

  "NE LLC" means Northeast Energy, LLC, a Delaware limited liability company.

  "NE LP" means Northeast Energy, LP, a Delaware limited partnership.

  "NE LP Partnership Agreement" means the Agreement of Limited Partnership of Northeast Energy, LP, dated as of November 21, 1997, by and among ESI GP, ESI LP, Tractebel GP and Tractebel LP.

  "NEA" means Northeast Energy Associates, A Limited Partnership, a Massachusetts limited partnership.

  "NEA Additional Properties Mortgage" means the Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Additional Properties) granted by NEA to the Collateral Agent with respect to certain real estate owned by NEA adjacent to the NEA Site.

  "NEA Fuel Management Agreement" means the Fuel Management Agreement, dated as of January 20, 1998 (effective retroactively to January 14, 1998) by and between the Fuel Manager and NE LP, assigned by NE LP to NEA on January 20, 1998.

  "NEA Fuel Management Fee" means $450,000, as compensation for certain fuel management services for the NEA Project pursuant to the NEA Fuel Management Agreement.

  "NEA Gas Agreements" means the NEA ProGas Agreement, the NEA Gas Transportation Agreements and the NEA Gas Storage Agreement.

  "NEA Gas Storage Agreement" means the Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NEA, as amended by the parties and in respect of changes in FERC approved tariffs.

  "NEA Gas Supply Agreement" means the NEA ProGas Agreement.

  "NEA Gas Transportation Agreements" means collectively, the Firm Transportation Service Agreement dated as of February 28, 1994, among CNG, NEA, ProGas and ProGas U.S.A., Inc., the Firm Gas Transportation Agreement (Rate
Schedule X-320) dated February 27, 1991, between Transco and NEA, the Rate
Schedule X-35 Firm Gas Transportation Agreement dated October, 1993, between Algonquin and NEA and the Service Agreement for Rate Schedule FTS-5 dated February 16, 1994, between Texas Eastern and NEA, each as amended by the parties and in respect of changes in FERC approved tariffs.

  "NEA O&M Agreement" means the Second Amended and Restated Operations and Maintenance Agreement dated as of June 28, 1989, between NEA and the Operator (as successor to Westinghouse Electric).

  "NEA O&M Fee" means the monthly fee required to be paid by NEA to the Operator pursuant to the NEA O&M Agreement.

  "NEA Partnership Agreement" means the Amended and Restated Agreement of Limited Partnership of Northeast Energy Associates, A Limited Partnership, dated as of November 21, 1997 by and between NE LP and NE LLC.

  "NEA Power Purchase Agreements" means the Boston Edison I Power Purchase Agreement, the Boston Edison II Power Purchase Agreement, the Commonwealth I Power Purchase Agreement, the Commonwealth II Power Purchase Agreement and the Montaup Power Purchase Agreement.

  "NEA Power Purchasers" means Boston Edison, Commonwealth and Montaup.

  "NEA ProGas Agreement" means the Gas Purchase Contract dated as of May 12, 1988, between NEA and ProGas, as amended.

  "NEA Project" means the nominal 300 MW natural gas-fired combined cycle cogeneration facility owned by NEA located on the NEA Site, including all electrical and steam generating components, and all electrical, steam and natural gas interconnection facilities and structures, associated materials, handling and environmental equipment and ancillary structures, equipment and systems.

  "NEA Project Documents" means, individually and collectively, certain existing agreements and documents specified in the Project Indenture (which include the NEA Power Purchase Agreements, the NEA Gas Agreements, the NEA Steam Sales Agreement and the NECO Lease), as any of the same may from time to time be amended, modified or supplemented together with all Additional Project Documents (as defined in the Project Indenture) to which NEA is a party or which relate to all or any part of the NEA Project as to the Carbon Dioxide Plant.

  "NEA Project Mortgage" means the Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing granted by NEA to the Collateral Agent with respect to the NEA Site and all related improvements and fixtures thereon owned by
NEA.

  "NEA Second Mortgage" means the Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of June 28, 1989, by NEA in favor of Boston Edison, Commonwealth and Montaup securing the performance by NEA of its obligations under each of the NEA Power Purchase Agreements.

  "NEA Site" means the approximately 44-acre site on the upper Charles River in the town of Bellingham, Massachusetts, on which the NEA Project and the Carbon Dioxide Plant are located.

  "NEA Steam Sales Agreement" means the Amended and Restated Steam Sales Agreement dated as of December 21, 1990, between NEA and NECO.

  "NECO" means NECO-Bellingham, Inc., a special-purpose subsidiary of a privately held company based in Houston.

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

  "New NEA O&M Agreement" means the Operation and Maintenance Agreement, dated as of November 21, 1997, by and between NE LP and the New Operator, subsequently assigned by NE LP to NEA.

  "New NEA O&M Fee" means the monthly fee required to be paid by NEA to the New Operator pursuant to the New NEA O&M Agreement.

  "New NJEA O&M Agreement" means the Operation and Maintenance Agreement, dated as of November 21, 1997, by and between NE LP and the New Operator, subsequently assigned by NE LP to NJEA.

  "New NJEA O&M Fee" means the monthly fee required to be paid by NJEA to the New Operator pursuant to the New NJEA O&M Agreement.

  "New O&M Agreements" means the New NEA O&M Agreement and the New NJEA O&M Agreement.

  "New O&M Fees" means the fees as compensation for the operation and maintenance services for the Projects under the New O&M Agreements.

  "New Operator" means ESI Operating Services, Inc., a Florida corporation.

  "1990 Amendments" means the 1990 Amendments to the Federal Clean Air Act of 1955.

  "NJBPU" means the New Jersey Board of Public Utilities.

  "NJEA" means North Jersey Energy Associates, A Limited Partnership, a New Jersey limited partnership.

  "NJEA Fuel Management Agreement" means the Fuel Management Agreement, dated as of January 20, 1998 (effective retroactively to January 14, 1998) by and between the Fuel Manager and NE LP, assigned by NE LP to NJEA on January 20, 1998.

  "NJEA Fuel Management Fee" means $450,000, as compensation for certain fuel management services for the NJEA Project pursuant to the NJEA Fuel Management Agreement.

  "NJEA Gas Agreements" means, collectively, the NJEA ProGas Agreement, the PSE&G Contract, the NJEA Gas Transportation Agreements and the NJEA Gas Storage Agreement.

  "NJEA Gas Storage Agreement" means the Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NJEA.

  "NJEA Gas Supply Agreements" means, collectively, the NJEA ProGas Agreement and the PSE&G Contract.

  "NJEA Gas Transportation Agreements" means collectively, the Firm Transportation Service Agreement dated as of February 28, 1994, among CNG, NJEA, ProGas and ProGas U.S.A., Inc., the Firm Gas Transportation Agreement (Rate
Schedule X-319) dated February 27, 1991, between Transco and NJEA and the Service Agreement for Rate Schedule FTS-5 dated February 16, 1994, between Texas Eastern and NJEA, each as amended by the parties and in respect of changes in FERC approved tariffs.

  "NJEA O&M Agreement" means the Amended and Restated Operations and Maintenance Agreement dated as of June 28, 1989, between NJEA and the Operator (as successor to Westinghouse Electric).

  "NJEA O&M Fee" means the monthly fee required to be paid by NJEA to the Operator pursuant to the NJEA O&M Agreement.

  "NJEA Partnership Agreement" means the Amended and Restated Agreement of Limited Partnership of North Jersey Energy Associates, A Limited Partnership, dated as of November 21, 1997 by and between NE LP and NE LLC.

  "NJEA Power Purchase Agreement" means the JCP&L Power Purchase Agreement.

  "NJEA Power Purchaser" means JCP&L.

  "NJEA ProGas Agreement" means the Gas Purchase Contract dated as of May 12, 1988, between NJEA and ProGas, as amended.

  "NJEA Project" means the nominal 300 MW natural gas-fired combined cycle cogeneration facility owned by NJEA and located on the NJEA Site, including all electrical and steam generating components, and all electrical, steam and natural gas interconnection facilities and structures, associated materials handling and environmental control equipment and ancillary structures, equipment and systems.

  "NJEA Project Documents" means, individually and collectively, certain existing agreements and documents specified in the Project Indenture (which include the JCP&L Power Purchase Agreement, the NJEA Gas Agreements and the NJEA Steam Sales Agreement), as any of the same may from time to time be amended, modified or supplemented, together with all Additional Project Documents (as defined in the Project Indenture) to which NJEA is a party or which relate to all or any part of the NJEA Project.

  "NJEA Project Mortgage" means the Amended and Restated Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 1, 1994, granted by NJEA to the Collateral Agent with respect to the NJEA Site and all related improvements and fixtures thereon owned by NJEA.

  "NJEA Site" means the approximately 49-acre site in the Borough of Sayreville, New Jersey, on which the NJEA Project is located.

  "NJEA Steam Sales Agreement" means the Industrial Steam Sales Contract dated as of June 5, 1989, as amended, between NJEA and Hercules.

  "Non-Material Project Document", as defined in the Project Indenture, means any Project Document (x) which shall be for a term (including any extensions provided therein, other than those that are optional to the applicable Partnership) not longer than 1 year or (y) under which such Partnership shall have obligations not in excess of $1,000,000, excluding, however, (a) any contract or agreement providing, directly or indirectly, for monetary or nonmonetary obligations of the Partnership the performance of which could reasonably be expected to have a material adverse effect and (b) any contract or agreement providing for the acquisition by either Partnership of property, or the delivery to the Partnership of services, that if no obtained could reasonably be expected to have material adverse effect (taking into consideration all available alternatives). For purposes of this definition, indemnity or similar obligations of a Partnership subject to a maximum dollar amount shall be limited to such amount, and, subject to any such limitation, shall be computed at the maximum amount thereof which could, at the time such agreement is entered into, reasonably be expected to become due and payable.

  "NOx" means oxides of nitrogen.

  "NYMEX" means the New York Mercantile Exchange.

  "O&M Agreements" means the NEA O&M Agreement and the NJEA O&M Agreement, as applicable, (including any extensions or modifications thereof).

  "OASIS" means an open-access same-time information system, as defined in FERC Order No. 889.

  "Operating Expenses," as defined in the Project Indenture means, for any period, the sum of the following costs and expenses (without duplication) paid or required to be paid during such period (or, in the case of any future period, projected to be paid or payable in such period): (a) the operating and maintenance expenses of the Projects including, without limitation, (i) amounts due from the applicable Partnership under any operations and maintenance agreement in respect of the operation and maintenance of either Project, (ii) fuel procurement, storage, transportation, management and associated costs for the Projects and costs of any fuel hedging arrangements, (iii) premiums for insurance including, without limitation, insurance required to be maintained pursuant to the Project Indenture or pursuant to any Project Document, (iv) franchise, licensing, excise, property and other similar taxes (other than federal and state income taxes and any other taxes imposed upon, or measured by, income or receipts, unless any such tax shall be imposed on the Partnerships solely by reason of the adoption of a Government Rule or the amendment of an existing Government Rule subsequent to the closing date with respect to the offering of the Project Securities) payable by or on behalf of the Partnerships,
(v) all taxes payable by ESI Tractebel Funding, (vi) utilities, supplies and other services acquired in connection with the operation or maintenance of the Projects, (vii) maintenance costs with regard to the Projects, including the rebuilding, repair or replacement of any Project in connection with an Event of Loss (to the extent such costs are not paid from funds on deposit in the Major Overhaul Reserve Fund or the Capital Expenditure Fund), (viii) costs and fees incurred in connection with obtaining and maintaining in effect the Government Approvals relating to a Project, (ix) costs of the Partnerships and ESI Tractebel Funding relating to the settlement of pending or threatened litigation or other claims relating to a Project or any related fines, penalties, judgments and other costs (including, without limitation, legal fees and expenses) associated with such litigation or other claims, (x) rental expense of the Partnerships relating to the rental of any property associated with the Projects, (xi) fees and expenses of consultants and experts retained by or required to be paid by either of the Partnerships or ESI Tractebel Funding, including, without limitation, the Independent Experts, attorneys and accountants, (xii) indemnification payments made by either of the Partnerships or ESI Tractebel Funding to any Person pursuant to any bona fide obligation necessarily and reasonably incurred in connection with the operation or financing (including any financing contemplated pursuant to the Project Indenture) of the Projects and owed by such Partnership to such Person and
(xiii) Management Costs (provided that the amount of Management Costs referred to in clause (iv) of the definition thereof payable as an Operating Expense during any Monthly Transfer Period shall not exceed the sum of (A) the quotient of (x) the then applicable annual amount of such Management Costs over (y) 12 or, if applicable, the number of Monthly Transfer Periods in any partial year in which the Project Securities shall be outstanding and (B) the amount of Management Costs that were permitted to be paid as operating expenses pursuant to this proviso in any prior Monthly Transfer Period but not previously paid; provided further that, for purposes of the foregoing proviso, a portion of the amount determined pursuant to clause (A) for each Monthly Transfer Period shall be allocated ratably to the Subordinated Management Fee and amounts determined pursuant to clause (B) shall be allocated to the Subordinated Management Fee to the extent unpaid amounts are attributable to deficiencies in the Subordinated Management Fee Subfund of the Operating
Fund); plus (b) fees and expenses of the Project Trustee and the Collateral Agent, plus (c) costs relating to the issuance of any Project Securities, including, without limitation, any exchange offer and any registration statement in respect of the Project Securities or any other costs incurred by ESI Tractebel Funding and the Partnerships in connection with the performance of any further assurance obligations hereunder and under the Project Indenture and the Project Security Documents; plus (d) amounts payable by the Partnerships in respect of guaranties permitted under the Project Indenture; plus (e) amounts payable to any entity (other than an affiliate of NE LP), either in the form of dividends or management or similar fees or reimbursement of expenses (in each case in reasonable amounts) that owns any of the outstanding capital stock of ESI Tractebel Funding, provided that all of the foregoing costs and expenses shall be determined on a cash basis and shall not include depreciation, amortization or other non-cash items.

  "Operator" means Westinghouse Services.

  "Original Banks" means the financial institutions party to the Original Project Credit Agreement.

  "Original Project Credit Agreement" means the Project Loan and Credit Agreement dated as of June 28, 1989, as amended, among the Partnerships as borrowers, IEC, The Chase Manhattan Bank as issuing bank and as agent for the Original Banks, The Bank of New York (as successor to Irving Trust Company) as co-agent and the Original Banks.

  "Original Project Indenture" means the Trust Indenture, dated as of November 15, 1994, among each of the Partnerships, IEC Funding Corp. (now ESI Tractebel Funding), and the Project Trustee, as supplemented by the First Supplemental Trust Indenture, dated as of November 15, 1994.

  "Original Project Notes" means the notes issued by the Partnerships to the Original Banks pursuant to the Original Project Credit Agreement.

  "Original Project Securities" means the 8.43% Senior Secured Notes Due 2000, the 9.16% Senior Secured Notes Due 2002, the 9.32% Senior Secured Bonds Due 2007 and the 9.77% Senior Secured Bonds Due 2010. The Original Project Securities were exchanged for Project Securities in May 1995.

  "Partial Transportation Extension Event" means the occurrence of the following with respect to a Transco Agreement: (a) either (i) the extension of the term of such Transco Agreement on terms and conditions which would constitute a Transco Extension Event but for the fact that (A) the term of such Transco Agreement (as so extended) is scheduled to expire prior to the final maturity date of the Project Securities and/or (B) the maximum daily quantity to be transported pursuant to such Transco Agreement is less than that in effect under such Transco Agreement on December 1, 1994 or (ii) the execution by either Partnership and one or more third parties of one or more gas transportation agreements providing for firm gas transportation service to such Partnership by such third party(ies) which would constitute a Transco Substitution Event but for the fact that (x) the term of such agreement is scheduled to expire prior to the final maturity date of the Project Securities and/or (y) the maximum daily quantity to be transported pursuant to such agreement(s) is less than that in effect for the applicable Transco Agreement on December 1, 1994; and (b) the receipt by the Project Trustee of a certificate of the Independent Gas Consultant to the effect of (a) above.

  "Partners" means, collectively, NE LP and NE LLC.

  "Partnership Distribution Fund" means the Fund entitled "Partnership Distribution Fund" established and maintained by the Project Trustee pursuant to the Project Indenture.

  "Partnership Suspense Fund" means the Fund entitled "Partnership Suspense Fund" established and maintained by the Project Trustee pursuant to the Project Indenture.

  "Partnerships" means NEA and NJEA.

  "Peak Gas Service Credit" means the demand charge paid by PSE&G to NJEA in exchange for the right to retain NJEA's gas supplies on days when the mean daily temperature forecast for Newark, New Jersey drops below certain levels.

  "Permitted Purchase Money Indebtedness," as defined in the Project Indenture, means purchase money or lease obligations incurred to finance items of equipment not comprising an integral part of either Project (and obligations in respect of Debt incurred to refinance any such obligations), provided that (a) if such obligations are secured, they are secured only by Liens upon the equipment being financed and (b) such obligations do not in the aggregate have annual scheduled interest, principal, lease and purchase price installment payments in excess of $5,000,000.

  "Permitted Unsecured Indebtedness" means unsecured Debt in an aggregate outstanding principal amount at no time greater than $10,000,000.

  "Person" means any individual, sole proprietorship, corporation, partnership, joint venture, limited liability company, trust, unincorporated association, institution, Government Authority or any other entity.

  "PJM" or "PJM Interconnected Power Pool" means the Pennsylvania/New Jersey/Maryland interconnected Power Pool.

  "PJM Agreement" means the PJM Agreement dated September 26, 1956, as amended.

  "Policy Act" means the Energy Policy Act of 1992.

  "Power Purchase Agreements" means individually and collectively, the Boston Edison I Power Purchase Agreement, the Boston Edison II Power Purchase Agreement, the Commonwealth I Power Purchase Agreement, the Commonwealth II Power Purchase Agreement, the Montaup Power Purchase Agreement and the JCP&L Power Purchase Agreement, and any Additional Project Document (as defined in the Project Indenture) (other than a Non-Material Project Document) providing for the sale of electric energy or capacity from the Projects.

  "Power Purchasers" means Boston Edison, Commonwealth, JCP&L and Montaup and any other Person (other than the Partnerships) party to a Power Purchase Agreement.

  "Praxair" means Praxair, Inc., the successor to Liquid Carbonic Carbon Dioxide Corporation.

  "Principal Fund" means the Fund entitled "Principal Fund" described in, and pursuant to the Project Indenture.

  "ProGas" means ProGas Limited, an Alberta corporation.

  "ProGas Agreement Expiration Date" means, with respect to each ProGas Agreement, the later of (a) November 1, 2006 and (b) the scheduled expiration date of such ProGas Agreement after giving effect to any Partial ProGas Extension Events.

  "ProGas Agreements" means the NEA ProGas Agreement and the NJEA ProGas Agreement.

  "Project Accounts" means the accounts entitled "Project Accounts" maintained and used by the Project Trustee.

  "Project Collateral," defined as "Collateral" in the Project Indenture, means, collectively, all of the collateral mortgaged, pledged or assigned to the Collateral Agent by any of ESI Tractebel Funding, each Partnership, NE LP, ESI Funding and Tractebel Power, in each case pursuant to the granting and assigning clauses of the applicable Project Security Documents.

  "Project Credit Agreement" means the Amended and Restated Project Loan and Credit Agreement, dated as of December 1, 1994, by and among ESI Tractebel Funding and each of the Partnerships.

  "Project Documents" means, collectively, the NEA Project Documents and the NJEA Project Documents.

  "Project Guaranty" means the guaranty agreement, by and among the Project Trustee, NEA and NJEA, guaranteeing the obligations of ESI Tractebel Funding under the Project Indenture.

  "Project Indebtedness," as used in this Offering Circular means, collectively, the existing Debt of the Partnerships and ESI Tractebel Funding in connection with the Project Securities, the existing Debt of the Partnerships in connection with the Sanwa Credit Agreement and the existing Debt of the Partnerships under the Swaps.

  "Project Indenture" means the Trust Indenture dated as of November 15, 1994, entered into by ESI Tractebel Funding, the Partnerships and the Project Trustee providing for the issuance of the Project Securities, as supplemented by a First Supplemental Trust Indenture, dated as of November 15, 1994, and as amended and supplemented by the Second Supplemental Trust Indenture dated as of January 14, 1998.

  "Project Letter of Credit Banks" means the financial institutions from time to time parties to a Project Letter of Credit Facility.

  "Project Letter of Credit Facility" means any agreement or agreements from time to time in effect among the Partnerships and the Project Letter of Credit Banks, and any replacements thereof which satisfies the requirements under the Power Purchase Agreements, the Fluor Daniel Agreement and the Prestwich Lease providing for the issuance of the Project Letters of Credit. No Letters of Credit are currently outstanding in connection with the Fluor Daniel Agreement or the Prestwich Lease.

  "Project Letters of Credit" means the Letters of Credit securing the Partnerships' obligations.

  "Project Loans" means the loan made by ESI Tractebel Funding to each of the Partnerships in connection with the Project Credit Agreement and the Project Indenture.

  "Project Notes" means (a) the promissory notes of the Partnerships issued to ESI Tractebel Funding on December 1, 1994 pursuant to the Project Credit Agreement, which notes were issued (x) to amend and restate the Original Project Notes and (y) to evidence the Project Loans together with (b) any promissory notes issued by the Partnerships to ESI Tractebel Funding subsequent to December 1, 1994 in accordance with the terms of the Project Credit Agreement.

  "Project Partnership Agreements" means, collectively, the NEA Partnership Agreement and the NJEA Partnership Agreement.

  "Project Revenues," as defined in the Project Indenture means, for any period, the sum of the following (without duplication) received by either of the Partnerships, or credited to the account of either of the Partnerships as described in clause (iii) below, on a cash basis during such period: (i) all revenues under the Power Purchase Agreements and the Steam Sales Agreements plus
(ii) all other revenues, whether from the sale of electrical capacity or electricity, thermal energy or by-products of the operations of the Projects or otherwise plus (iii) investment earnings on amounts in the Funds and on the investment of the Cash Collateral Proceeds (and any substitute collateral for the Project Letter of Credit Facility), but only to the extent such investment earnings have been transferred to the Revenue Fund plus (iv) the proceeds of any business interruption insurance and other payments received for interruption of operations (excluding any proceeds of any physical damage or liability insurance) plus (v) refunds of deposits plus (vi) all rental and other payments received by either of the Partnerships from the lease or sale of any portion of either or both of the Project Sites plus (vii) all other income, proceeds or receipts, howsoever earned or received by either of the Partnerships during such period plus (viii) Cash Collateral Proceeds (and any substitute collateral for the Project Letter of Credit Facility) transferred to the Revenue Fund as a result of any reduction in the Energy Bank Obligations. Project Revenues shall exclude, to the extent otherwise included, (a) proceeds of the Project Securities (including any such proceeds advanced to the Partnerships pursuant to the Project Credit Agreement), (b) proceeds of borrowings under the Working Capital Facility or any other permitted Debt, (c) Cash Collateral Proceeds (and any substitute collateral for the Project Letter of Credit Facility) released from the security of the Project Letter of Credit Banks or the Power Purchasers, as the case may be, which are not the result of any reduction in the Energy Bank Obligations and (d) Loss Proceeds.

  "Project Secured Parties" include the holders of the Project Securities (represented by the Project Trustee), the Sanwa Working Capital Banks, the Swap Banks, if any, the Collateral Agent and the Project Trustee.

  "Project Securities" means, collectively, the 8.43% Senior Secured Notes Due 2000, Series A, the 9.16% Senior Secured Notes Due 2002, Series A, the 9.32% Senior Secured Bonds Due 2007, Series A and the 9.77% Senior Secured Bonds Due 2010, Series A issued by ESI Tractebel Funding under the Project Indenture.

  "Project Security Documents" means the mortgages and other security agreements pursuant to which the Partnerships, ESI Tractebel Funding and NE LP grant liens to the Collateral Agent for the benefit of the Project Secured Parties.

  "Project Sites" means, collectively, the NEA Site and the NJEA Site.

  "Project Trustee" means State Street Bank and Trust Company in its capacity as trustee under the Project Indenture.

  "Projections" means certain projections of the Projects' revenues and the costs associated therewith including certain assumptions by NE LP.

  "Projects" means, collectively, the NEA Project and the NJEA Project.

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

  "PSE&G Contract" means the Gas Purchase and Sales Agreement dated as of May 4, 1989, as amended, between NJEA and PSE&G.

  "PTFs" means pool transmission facilities.

  "PSE&G" means Public Service Electric and Gas Company, a New Jersey corporation. "PUHCA" means the Public Utility Holding Company Act of 1935, as amended.

  "Purchase Agreement" means the Purchase Agreement, dated as of November 21, 1997, by and among the Sellers, the Partners, ESI Funding and Tractebel Power for the acquisition of all of the partnership interests in the Partnerships.

  "PURPA" means the Public Utility Regulatory Policies Act of 1978, as amended, and the regulations promulgated thereunder.

  "QF" or "Qualifying Facility" means a "qualifying cogeneration facility" in accordance with PURPA and the rules and regulations of FERC under PURPA relating thereto.

  "Qualifying Facility Power Purchase Rate" means the energy rate filed from time to time by each of the NEA Power Purchasers and approved by the Massachusetts Department of Public Utilities.

  "Quarterly Tax Payment Dates" means, collectively, January 15, April 15, June 15 and September 15 of each calendar year or, in the event that any tax payments contemplated by the definition of "Tax Requirements" shall become due on any date or dates other than those provided for immediately above, any such other date or dates on which such tax payments shall be due.

  "Required Improvements" means improvements required to comply with any change in applicable Environmental Laws or other Government Rules (or interpretations thereof), or to maintain the status of a Project as a QF.

  "Restricted Payments," as defined in the Project Indenture, means: (a) (i) the declaration or payment of distributions or dividends by, or the occurrence of any liability to make any such payment or distribution on account of, either Partnership in cash, property, obligations or other securities on, or (ii) other payments or distributions on account of, or (iii) the purchase, redemption, retirement or other acquisition of, or (iv) the setting apart of money for a sinking or other analogous fund for the purchase, redemption, retirement or other acquisition of, any Partnership (whether general or limited) interest (or any share capital of any class or any preferred stock issued by any Permitted Successor (as defined in the Project Indenture), including redeemable preferred shares, or any warrant, option or other right to acquire such share capital or preferred stock, but excluding dividends or other distributions payable solely in ordinary common shares of such Permitted Successor (as defined in the Project Indenture)); and (b) any payment of the principal of or interest on any subordinated indebtedness; and (c) the making of any loans or advances from either Partnership or ESI Tractebel Funding to any Related Party (other than certain permitted Debt contemplated by the Project Indenture).

  "Revenue Fund" means the Fund entitled "Revenue Fund" established and maintained by the Project Trustee pursuant to the Project Indenture.

  "Rolling Prior Year" means, (i) as of December 1, 1994 and any date occurring prior to the delivery to the Project Trustee of financial statements of the Partnerships for any fiscal quarter ending after December 1, 1994, the most recent period of four consecutive fiscal quarters of the Partnerships ended prior to such date, treated as a single accounting period and (ii) as of any other date, the most recent period of four consecutive fiscal quarters of the Partnerships ended prior to such date (or shorter period commencing on December 1, 1994), treated as a single accounting period, with respect to which financial statements shall have been delivered to the Project Trustee.

  "S&P" means Standard & Poor's Ratings Services, a division of McGraw Hill.

  "Sanwa Bank" means The Sanwa Bank, Limited, New York Branch.

  "Sanwa Credit Agreement" means the Credit Agreement, dated as of December 1, 1994, by and among the Partnerships, Sanwa Bank as issuing bank and as agent, and the other banks named therein.

  "Sanwa Letter of Credit Banks" means the financial institutions from time to time parties to the Sanwa Letter of Credit Facility,

  "Sanwa Letters of Credit" means the letters of credit issued by the Sanwa Letter of Credit Banks to secure the Partnerships' Energy Bank Obligations.

  "Sanwa Working Capital Banks" means the financial institutions from time to time parties to the Sanwa Working Capital Facility.

  "Sanwa Working Capital Facility" means the Working Capital Facility provided by the Sanwa Working Capital Banks pursuant to the Sanwa Credit Agreement.

  "SEC" means the United States Securities and Exchange Commission.

  "Second Supplemental Indenture" means the Second Supplemental Trust Indenture dated as of January 14, 1998 among IEC Funding Corp., Northeast Energy Associates, A Limited Partnership, North Jersey Energy Associates, A Limited Partnership and State Street Bank and Trust Company.

  "Securities Act" means the Securities Act of 1933, as amended.

  "Sellers" means those Sellers identified on Schedule I to the Purchase Agreement.

  "Sponsors" means ESI Energy, Inc. and Tractebel Power, Inc.

  "Sponsor Members" means individually and collectively, (i) each of John R. Roy and Mary Lou Roy, (ii) any lineal descendant or any spouse of any of the foregoing (excluding Jack Roy and his spouse and their lineal descendants and their spouses) and (iii) the heirs, executors, legal representatives and administrators of any of the foregoing.

  "Spot Gas" means any natural gas purchased by either Partnership pursuant to
(a) arrangements and agreements having a term of one year or less, (b) either ProGas Agreement subsequent to the ProGas Agreement Expiration Date with respect thereto (i.e., during the period over which such ProGas Agreement shall be extended on terms not constituting a Partial ProGas Extension Event) or (c) any arrangements and agreements entered into after the date hereof and covering a period subsequent to the earliest ProGas Agreement Expiration Date and having a term greater than one year in duration.

  "State Street Bank" means State Street Bank and Trust Company, a Massachusetts banking corporation.

  "Steam Sales Agreements" means, collectively, the NEA Steam Sales Agreement and the NJEA Steam Sales Agreement.

  "Subfunds" means the subfunds established and maintained by the Project Trustee pursuant to the Project Indenture.

  "Subordinated Debt" means all Debt of the Partnerships or ESI Tractebel Funding subordinated in right of payment to the Project Securities in accordance with certain requirements specified in the Project Indenture.

  "Subordinated Management Fee" means, for each calendar year commencing with the year in which the closing date occurs a portion of the Management Costs referred to in clause (iv) of the definition thereof in an amount equal to $1,500,000 (inflated annually commencing on January 1, 1999 and adjusted ratably for each partial calendar year in which the Project Securities are outstanding).

  "Substitute Debt Service Coverage Ratio" means, for any period, the ratio of
(a) the sum of (i) Operating Cash Flow for such period plus (ii) the balance held in the Partnership Suspense Fund as of the date of determination of the Substitute Debt Service Coverage Ratio to (b) Mandatory Debt Service for such period.

  "Substitute Letter of Credit" means an irrevocable standby letter of credit
(a) issued by a commercial bank whose long-term unsecured debt obligations are rated (or whose bank holding company has long-term unsecured debt obligations rated) at least "A" by S&P, "A2" by Moody's or "A" by Fitch (or an equivalent rating by another nationally recognized credit rating agency of similar standing if two or more of such corporations are not in the business of rating long-term obligations of commercial banks) at the time of issuance, (b) in a form reasonably acceptable to the Project Trustee, (c) with a minimum term of one year (or shorter period ending on or after the final maturity date of the Project Securities), (d) for the benefit of the Project Trustee, (e) which shall not be a Debt of either ESI Tractebel Funding or either Partnership and shall not be secured by or otherwise encumber any of the Project Collateral and (f) providing for the amount thereof to be available to the Project Trustee in multiple drawings, including a final drawing at any time within 30 days prior to the expiration of such letter of credit for the full face amount thereof in the event such letter of credit is not renewed or substituted with one or more other Substitute Letters of Credit at such time, conditioned only upon presentation of sight drafts accompanied by the applicable certificate in the form attached to such letter of credit (and reasonably acceptable in form to the Project Trustee).

  "Substitute Letter of Credit Bank" means BankBoston, Bank Brussels Lambert or any other financial institutions providing a Substitute Letter of Credit.

  "Swap Banks" means the financial institutions that are parties to the Swaps.

  "Swaps" means (i) the interest rate exchange agreements entered into by the Partnerships with various financial institutions in connection with the Original Project Credit Agreement and (ii) the interest rate exchange agreements entered into by the Partnerships on December 1, 1994, in connection with the issuance of the Original Project Securities.

  "Tax Requirements," as defined in the Project Indenture, means, for each Quarterly Tax Payment Date, the aggregate amount of Federal, New Jersey (in the case of a partner of NJEA) and Massachusetts (in the case of a partner of NEA) income taxes (including estimated tax payments thereof) estimated to be payable by the partners on such Quarterly Tax Payment Date, computed based upon and in accordance with the following assumptions: (a) each partner shall be considered an unmarried individual without dependents subject to tax on all income at the highest marginal rate of Federal and, as applicable, New Jersey and/or Massachusetts income taxes whose only asset and only source of income, gain, loss, deduction or credit is the Partnership(s) (taking into account net operating loss, capital loss and any other loss or credit carryforwards or carrybacks that would be available to such partner, and that arise solely as a result of the income, gains, losses, deductions and credits of the Partnerships and the deductibility of state income taxes for Federal income tax purposes);
(b) all income of the Partnerships subject to Massachusetts income tax shall be treated as ordinary income, interest income, dividend income or net capital gain in accordance with the relevant provisions of Massachusetts income tax law; and
(c) except as otherwise contemplated pursuant to the next succeeding sentence, each partner pays its taxes for a given calendar year in quarterly installments on the applicable Quarterly Tax Payment Date; provided, that any such computation shall not give effect to, and the term "Tax Requirements" shall not include, any income taxes payable as a result of a dissolution of one or both Partnerships to the extent that such income taxes exceed the amount of income taxes which would have been payable if such dissolution had not occurred. The Tax Requirements, as of any date of determination (the "Tax Determination Date"), shall be increased or reduced, as the case may be, to reflect any difference between (x) the Tax Requirements for any preceding Quarterly Tax Payment Date as originally computed (after giving effect to any previous increase or reduction relating thereto) and (y) the Tax Requirements for such preceding Quarterly Tax Payment Date as recomputed at the Tax Determination Date to reflect any change in the original computation, including, on an annual basis, any differences between any estimates of Partnership income and expenses for any fiscal year (or any period during such fiscal year) utilized in such computations and the actual Partnership income and expenses for such fiscal year. In the case of a reduction that exceeds the Tax Requirements amount calculated before giving effect to such reduction, each subsequent Tax Requirements amount shall be reduced to the extent of such excess until such excess has been fully offset against subsequent Tax Requirements. At any time during which either NJEA, NEA or any Permitted Successor (as defined in the Project Indenture) is itself an entity subject to Federal or, in the case of NJEA, New Jersey, or in the case of NEA, Massachusetts, income or franchise or similar taxes, the Tax Requirements attributable to NJEA, NEA or such Permitted Successor (as defined in the Project Indenture), as the case may be, shall be reduced by the amount of such Federal, New Jersey and Massachusetts taxes payable by NJEA, NEA or such successor entity; provided, however, that in the case of any such tax payable to New Jersey or Massachusetts, no such reduction to the applicable Tax Requirements shall occur if the entity on which the tax is imposed is treated as a pass-through entity in such jurisdiction.

  "Texas Eastern" means Texas Eastern Transmission Line Corporation, a Delaware corporation.

  "Tractebel Belgium" means Tractebel S.A., a company organized under the laws of Belgium.

  "Tractebel GP" means Tractebel Northeast Generation GP, Inc., a Delaware corporation.

  "Tractebel LP" means Tractebel Associates Northeast LP, Inc., a Delaware corporation.

  "Tractebel Power" means Tractebel Power, Inc., a Delaware corporation.

  "Tractebel" means Tractebel, Inc., a Delaware corporation.

  "TransCanada" means Trans Canada Pipelines Limited, an Ontario corporation.

  "Transco" means Transcontinental Gas Pipe Line Corporation, a Delaware corporation.

  "Transco Agreement Expiration Date" means, with respect to each Transco Agreement, the later of (a) October 31, 2006, and (b) the scheduled expiration date of such Transco Agreement after giving effect to any Partial Transportation Extension Events with respect to such Transco Agreement (it being understood that, in the event of the continuance of such Transco Agreement on terms not constituting a Partial Transportation Extension Event, the scheduled expiration date of such Transco Agreement for purposes of this clause (b) shall be deemed to be the last day through which such Transco Agreement was extended on terms constituting a Partial Transportation Extension Event.

  "Transco Agreements" means the Firm Gas Transportation Agreement for Rate
Schedule X-320 dated February 27, 1991 between Transco and NEA and the Firm Gas Transportation Agreement for Rate Schedule X-319 dated February 27, 1991 between Transco and NJEA.

  "Transco Extension Event" means the occurrence of each of the following with respect to a Transco Agreement: (a) the extension of the term of such Transco Agreement resulting in a scheduled expiration date therefor that is on or after the final maturity date of the Project Securities and otherwise on substantially the same terms and conditions contained in such agreement on December 1, 1994, except for any changes to the charges for transportation service applicable to the period of any such extension; and (b) the receipt by the Project Trustee of a certificate of the Independent Gas Consultant to the effect of (a) above.

  "Transco Substitution Event" means the occurrence of each of the following:
(a) the execution by each Partnership and one or more third parties of one or more gas transportation agreements providing for firm gas transportation service to the Partnerships by such third party(ies) in substitution of the firm transportation service provided to the Partnerships by Transco under the Transco Agreements, which substitute firm gas transportation service shall (i) be furnished during the period form the expiration date of the Transco Agreements through a date no earlier than the final maturity date of the Project Securities, (ii) cover volumes of gas for each Partnership not less than those covered on December 1, 1994 under the Transco Agreements to which such Partnership is (or was) party, and (iii) be on terms generally no less favorable to each Partnership than those contained on December 1, 1994 in the Transco Agreement to which such Partnership is (or was) party, except for changes to the charges for transportation service; and (b) the receipt by the Project Trustee of a certificate of the Independent Gas Consultant to the effect of (a) above (other than with respect to (a)(iii) above).

  "Voting Stock" as defined in the Project Indenture means the Capital Stock of any Person as of any date that such Person is at the time entitled to vote in the election of the Board of Directors of such Person.

  "Westinghouse Electric" means Westinghouse Electric Corporation, a Pennsylvania corporation.

  "Westinghouse Services" means Westinghouse Operating Services Company, a Delaware corporation and a subsidiary of Westinghouse Electric.

  "Working Capital Banks" means the financial institutions from time to time parties to a Working Capital Facility.

  "Working Capital Facility" means any agreement or agreements from time to time in effect among the Partnerships and the Working Capital Banks providing for the availability of working capital loans to the Partnerships in an aggregate principal amount not to exceed $20 million.

  "Working Capital Fund" means the Fund entitled "Working Capital Fund" established and maintained by the Project Trustee pursuant to the Project Indenture.

  "Working Capital Loans" means loans provided under the Working Capital
Facility.

Index to Financial Statements
--------------------------------------------------------------------------------

                                                                                                        Page
                                                                                                        ----

Northeast Energy Associates, A Limited Partnership, and North Jersey
Energy Associates, A Limited Partnership

Report of Independent Accountants...................................................................     F-2

Combined Balance Sheet at December 31, 1996 and 1997................................................     F-3

Combined Statement of Operations for the years ended December 31, 1995,
1996 and 1997 ......................................................................................     F-4

Combined Statement of Partners' Deficit for the years ended December 31, 1995,
1996 and 1997 ......................................................................................     F-5

Combined Statement of Cash Flows for the years ended December 31, 1995,
1996 and 1997 ......................................................................................     F-6

Notes to Combined Financial Statements..............................................................     F-8

ESI Tractebel Funding Corp. (formerly IEC Funding Corp.)

Report of Independent Accountants ..................................................................     F-22

Balance Sheet at December 31, 1996 and 1997.........................................................     F-23

Statement of Operations for the years ended December 31, 1995, 1996 and 1997........................     F-24

Statement of Cash Flows for the years ended December 31, 1995, 1996 and 1997........................     F-25

Notes to Financial Statements.......................................................................     F-26



                        Report of Independent Accountants


To the Partners of Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership

In our opinion, the accompanying combined balance sheet and the related combined statements of operations, of partners' deficit and of cash flows present fairly, in all material respects, the financial position of Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership, at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' managements; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

Boston, Massachusetts
March 24, 1998

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Combined Balance Sheet
--------------------------------------------------------------------------------


                                                                                                December 31,
                                                                                          1996          1997
                                                                                       ----------    ----------
                                                                                                (In thousands)
Assets
Current assets:
   Cash and cash equivalents                                                          $     49,861   $     61,203
   Accounts receivable                                                                      43,671         34,036
   Fuel inventories                                                                          5,410          4,752
   Prepaid expenses and other current assets                                                 2,566          3,052
                                                                                      ------------   ------------
        Total current assets                                                               101,508        103,043
                                                                                      ------------   ------------
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $129,068,000 and $153,963,000 at December 31, 1996 and
  1997, respectively)                                                                      373,781        349,365
Other fixed assets (net of accumulated depreciation of $438,000 and
  $535,000 at December 31, 1996 and 1997, respectively)                                        304            181
Unamortized financing costs                                                                 17,837         15,674
Other assets                                                                                 3,806          4,012
Restricted cash                                                                             69,156         69,156
                                                                                      ------------   ------------
        Total non-current assets                                                           464,884        438,388
                                                                                      ------------   ------------
        Total assets                                                                  $    566,392   $    541,431
                                                                                      ============   ============
Liabilities and Partners' Deficit
Current liabilities:
   Current portion of loans payable - ESI Tractebel Funding Corp.                     $     24,075   $     21,563
     (formerly IEC Funding Corp.)
   Accounts payable                                                                         14,528         15,450
   Other accrued expenses                                                                    2,037          1,426
   Future obligations under interest rate swap agreements                                    2,022            889
                                                                                      -------------  ------------
        Total current liabilities                                                           42,662         39,328
                                                                                      ------------   ------------
Loans payable - ESI Tractebel Funding Corp.                                                490,287        468,724
  (formerly IEC Funding Corp.)
Amounts due utilities for energy bank balances                                             220,922        230,565
                                                                                      ------------   ------------
        Total non-current liabilities                                                      711,209        699,289
                                                                                      ------------   ------------
        Total liabilities                                                                  753,871        738,617
                                                                                      ------------   ------------
Partners' deficit:
   General partner                                                                          (4,616)        (4,714)
   Limited partners                                                                       (182,863)      (192,472)
                                                                                      ------------   ------------
        Total partners' deficit                                                           (187,479)      (197,186)
                                                                                      ------------   ------------
Commitments and contingencies (Note 6)                                                           -              -
                                                                                      ------------   ------------
        Total liabilities and partners' deficit                                       $    566,392   $    541,431
                                                                                      ============   ============


   The accompanying notes are an integral part of these financial statements.

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Combined Statement of Operations
--------------------------------------------------------------------------------


                                                                          For the year ended December 31,
                                                                      1995            1996             1997
                                                                  -----------      -----------     -----------
                                                                                  (In thousands)
Revenue:
   Power sales to utilities                                       $   276,022      $   267,789     $   307,530
   Steam sales                                                          4,527            4,473           4,624
                                                                  -----------      -----------     -----------
        Total revenue                                                 280,549          272,262         312,154
                                                                  -----------      -----------     -----------
Costs and expenses:
   Cost of power and steam sales                                      132,839          138,727         151,476
   Operation and maintenance                                           24,699           22,854          25,689
   Depreciation                                                        24,904           24,978          24,992
   General and administrative expenses                                 12,010           14,424          15,984
                                                                  -----------      -----------     -----------
        Total costs and expenses                                      194,452          200,983         218,141
                                                                  -----------      -----------     -----------
        Operating income                                               86,097           71,279          94,013
                                                                  -----------      -----------     -----------
Other expenses (income):
   Amortization of financing costs                                      2,305            2,373           2,163
   Interest expense                                                    50,930           49,841          47,673
   Interest expense on energy bank balances                            16,657           19,675          17,435
   Interest income                                                    (10,652)         (10,534)         (9,931)
                                                                  -----------      -----------     -----------
        Total other expenses, net                                      59,240           61,355          57,340
                                                                  -----------      -----------     -----------
        Net income                                                $    26,857      $     9,924     $    36,673
                                                                  ===========      ===========     ===========


   The accompanying notes are an integral part of these financial statements.

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Combined Statement of Partners' Deficit
--------------------------------------------------------------------------------

                                                                                                       Total
                                                                  General          Limited           Partners'
                                                                  Partner          Partners           Deficit
                                                                  -------          --------           -------
                                                                                (In thousands)
Balance at December 31, 1994                                   $    (3,670)      $   (89,258)      $   (92,928)
Net income                                                             268            26,589            26,857
Distribution to partners                                              (645)          (63,861)          (64,506)
                                                               -----------       -----------       -----------

Balance at December 31, 1995                                        (4,047)         (126,530)         (130,577)
Net income                                                              99             9,825             9,924
Distribution to partners                                              (668)          (66,158)          (66,826)
                                                               -----------       -----------       -----------

Balance at December 31, 1996                                        (4,616)         (182,863)         (187,479)
Net income                                                             366            36,307            36,673
Distribution to partners                                              (464)          (45,916)          (46,380)
                                                               -----------       -----------       -----------
Balance at December 31, 1997                                   $    (4,714)      $  (192,472)      $  (197,186)
                                                               ===========       ===========       ===========




   The accompanying notes are an integral part of these financial statements.

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Combined Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                            For the year ended December 31,
Increase (Decrease) in Cash and Cash Equivalents                          1995            1996           1997
                                                                      ------------    ------------    -----------
                                                                                      (In thousands)

Cash flows from operating activities:
   Cash received from utilities and other customers                   $    287,638    $    294,942   $    314,293
   Cash paid to suppliers                                                 (164,875)       (170,531)      (184,234)
   Interest paid                                                           (53,869)        (51,435)       (48,794)
   Bank commitment fees paid                                                   (38)            (38)           (37)
   Interest received                                                         8,854          10,807          9,602
   Cash payments to general partner for operating activities                (2,914)         (5,031)        (4,897)
   Cash payments to owners/management                                       (3,566)         (3,688)        (3,758)
                                                                      ------------    ------------   ------------
      Net cash provided by operating activities                             71,230          75,026         82,175
                                                                      ------------    ------------   ------------
Cash flows from investing activities:
   Net expenditures for facilities                                          (1,885)           (808)          (334)
   Expenditures for other fixed assets                                         (76)            (16)           (44)
   Decrease in restricted cash                                               3,432           9,412              -
                                                                      ------------    ------------   ------------
      Net cash provided by (used for) investing activities                   1,471           8,588           (378)
                                                                      ------------    ------------   ------------
Cash flows from financing activities:
   Principal payments on debt                                              (20,434)        (25,204)       (24,075)
   Payment of financing costs                                               (5,739)              -              -
   Distributions to partners                                               (64,506)        (66,826)       (46,380)
                                                                      ------------    ------------   ------------
      Net cash used for financing activities                               (90,679)        (92,030)       (70,455)
                                                                      ------------    ------------   ------------
Net (decrease) increase in cash and cash equivalents                       (17,978)         (8,416)        11,342
Cash and cash equivalents at beginning of year                              76,255          58,277         49,861
                                                                      ------------    ------------   ------------
Cash and cash equivalents at end of year                              $     58,277    $     49,861   $     61,203
                                                                      ============    ============   ============



Non-cash Investing Activities
In 1996 and 1997, total capitalized facility costs which were accrued at year end for payment were approximately $165,000 and $240,000, respectively.


   The accompanying notes are an integral part of these financial statements.

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Combined Statement of Cash Flows (continued)
--------------------------------------------------------------------------------

                                                                                     For the year ended December 31,
Increase (Decrease) in Cash and Cash Equivalents                                1995                  1996                  1997
------------------------------------------------                             ---------              --------              --------
                                                                                               (In thousands)
Reconciliation of Net Income to Net Cash Provided by
  Operating Activities

Net income                                                                 $    26,857            $    9,924           $   36,673
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation                                                              24,904                24,978               24,992
      Amortization of financing costs                                            2,305                 2,373                2,163
      (Increase) decrease in accounts receivable                               (11,346)                7,794                9,635
      (Increase) decrease in fuel inventories                                        -                  (894)                 658
      (Increase) decrease in prepaid expenses
        and other current assets                                                (1,765)                  347                 (486)
      Increase in accounts payable                                                 633                   129                  847
      Increase (decrease) in other accrued expenses                                651                   (67)                (611)
      (Decrease) in future obligations
        under interest rate swap agreements                                     (2,771)               (1,632)              (1,133)
      Increase in amounts due utilities for energy
        bank balances                                                           32,557                32,869                9,643
      (Increase) in other assets                                                  (795)                 (795)                (206)
                                                                           -----------           -----------          -----------
           Net cash provided by operating activities                       $    71,230           $    75,026          $    82,175
                                                                           ===========           ===========          ===========



   The accompanying notes are an integral part of these financial statements.

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Notes to Combined Financial Statements
-------------------------------------------------------------------------------

1.    Nature of Business

      The enactment in 1978 of the Public Utility Regulatory Policies Act ("PURPA") and the adoption of the regulations thereunder by the Federal Energy Regulatory Commission ("FERC") provided incentives for the independent development of power production facilities, such as cogeneration, by requiring electric utilities to purchase power generated by qualifying facilities.

      Northeast Energy Associates, A Limited Partnership, ("NEA") and North Jersey Energy Associates, A Limited Partnership, ("NJEA") (or together, the "Partnerships") operate in the independent power industry. The Partnerships were organized to develop, finance, construct, own, manage and operate two 300 megawatt ("MW") natural gas-fueled cogeneration facilities, one in Bellingham, Massachusetts and one in Sayreville, New Jersey. The Partnerships have been granted permission by FERC to operate the cogeneration facilities as qualifying facilities defined in PURPA and as defined in federal regulations.

      Through January 14, 1998, the general partner of each of the Partnerships was Intercontinental Energy Corporation ("IEC"), a Massachusetts corporation. IEC owned a one percent interest in each partnership and the individual stockholders of the general partner collectively owned the majority of the remaining partnership interests. On January 14, 1998, all of the partner interests in the Partnerships were acquired (Note 10).

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

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Notes to Combined Financial Statements
--------------------------------------------------------------------------------

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

         Unamortized Financing Costs
         Unamortized financing costs consist primarily of investment banking fees, legal fees and other costs associated with the placement of securities (Note 5). In May 1995, the Partnerships paid a $5,600,000 restructuring fee, out of excess cash flow, to the general partner in connection with the refinancing (Note 5) equal to 1% of the total refinancing. These costs are being amortized over the approximate 15-year term of the securities using the interest method. Unamortized financing costs are net of accumulated amortization of $4,845,000 and $7,008,000 at December 31, 1996 and 1997, respectively.

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

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Notes to Combined Financial Statements
-------------------------------------------------------------------------------


         Revenue Recognition
         Revenue from power sales is recognized in accordance with Emerging Issues Task Force Issue No. 91-6, "Revenue Recognition of Long-Term Power Sales Contacts." Revenue is recognized based on power delivered at rates stipulated in power sales agreements, except that revenue is deferred to the extent that stipulated rates are in excess of amounts, either scheduled or specified, in the agreements. The excess amounts deferred are accumulated in energy banks and are reflected as amounts due utilities for energy bank balances on the combined balance sheet. Revenue from steam sales is recognized upon delivery of the steam.

         Income Taxes
         The partners are required to report their respective shares of the Partnerships' taxable income or losses in their income tax returns and are liable for any related taxes thereon. Accordingly, no provision for income taxes is made in the combined financial statements of the Partnerships.

         The Partnerships' net assets and liabilities for financial reporting purposes exceeded the net assets and liabilities for tax purposes by approximately $41.6 million and $41.5 million at December 31, 1996 and 1997, respectively.

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


3.       Cash and Cash Equivalents and Restricted Cash

         The Partnerships consider all investments purchased with an original maturity of three months or less to be cash equivalents. The Partnerships invest excess cash in high grade money market accounts and commercial paper with original maturities less than three months. Accordingly, the investments are subject to minimal credit and market risk and are considered by the Partnerships to be cash equivalents. At December 31, 1996 and 1997, all of the Partnerships' cash equivalents are classified as held-to-maturity and recorded at amortized cost, which approximates fair value.

         Restricted cash at December 31, 1996 and 1997 represents cash reserved as collateral for letters of credit related to energy bank balances (Note 6). This cash is invested with a bank in a fixed-rate investment agreement. Subsequent to the acquisition on January 14, 1998 of all of the partner interests in the Partnerships, the cash collateral requirement related to the energy bank balances was terminated in exchange for the guarantee of one of the acquiring entities (Note 10).


4.       Cogeneration Facilities and Carbon Dioxide Facility

         Cogeneration Facilities
         Cogeneration facilities consist of costs incurred to develop and construct two gas-fueled cogeneration plants with maximum output capacities of any combination of electricity and steam equivalent to approximately 600 MW in the aggregate.

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Notes to Combined Financial Statements
--------------------------------------------------------------------------------

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

         Power Sale Agreements
         Commencing in 1986, NEA entered into five power sale agreements with three major Massachusetts utilities to sell approximately 290 MW at initial floor prices per kilowatt hour ("Kwh"), subject to adjustment based on actual volumes of electricity purchased, escalation factors and other conditions. Performance under certain of these power sale agreements is secured by a second mortgage on the Bellingham facility. In 1987, NJEA entered into an agreement with a major New Jersey utility to sell 250 MW at an initial fixed price per Kwh subject to adjustments, as defined in the agreement. These power sale agreements have terms ranging from 20 to 30 years. All of the Partnerships' power sales to utilities are generated through these arrangements. As such, the Partnerships are directly affected by changes in the power generation industry. Substantially all of the Partnerships' accounts receivable are with utilities located in the Northeast portion of the United States. The Partnerships do not require collateral or other security to support their receivables. However, management does not believe significant credit risk exists at December 31, 1997. Sales to significant customers are as follows:

         During the year ended December 31, 1995, revenue from two different utilities totaled approximately $132.1 million and $118.3 million, or approximately 47% and 42% of revenue, respectively.

         During the year ended December 31, 1996, revenue from two different utilities totaled approximately $122.3 million and $121.5 million, or approximately 45% and 44% of revenue, respectively.

         During the year ended December 31, 1997, revenue from two different utilities totaled approximately $142.4 million and $123.6 million, or approximately 46% and 40% of revenue, respectively.

         Certain agreements require the establishment of suspense accounts ("energy banks") to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. Some energy banks bear interest at various rates specified in the agreements. A positive energy bank balance represents a liability of the applicable Partnership to the applicable power purchaser which will be reduced by subsequent sales of electric power to such power purchaser to the extent that in later periods the avoided cost rates scheduled or specified in such agreements rise above contract rates. For certain agreements requiring the establishment of energy banks, the Partnerships are required to provide collateral based on energy bank balances (Note 6).

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Notes to Combined Financial Statements
-------------------------------------------------------------------------------

         On November 25, 1997, the Massachusetts legislature passed a comprehensive electric deregulation bill, the purpose of which is to establish a comprehensive framework for the restructuring of the electric utility industry. Additionally, industry efforts are also underway in New Jersey. While the Partnerships' do not expect electric utility industry restructuring to result in material adverse changes to the Partnerships' Power Purchase Agreements, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

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

         This agreement can be extended at the option of the steam user. In conjunction with this contract, NEA has constructed a carbon dioxide facility and, in 1989, entered into a 15-year agreement to lease the facility to the steam user. Base rent under the terms of the lease is $100,000 per month, adjusted by the operating results of the carbon dioxide facility for each month as outlined in the lease agreement. Additionally, NEA pays the steam user $100,000 annually for administrative services rendered related to the operation of the carbon dioxide facility. NEA does not operate the carbon dioxide facility.

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

         The ProGas contracts commenced in 1991. The initial terms of these contracts of 15 years were extended an additional seven years effective in 1994. Under the ProGas contracts, ProGas is required to arrange for the aggregation, gathering and transportation of gas from Alberta, Canada to the U.S. pipeline at Niagara, New York. The maximum total volumes of gas to be delivered under these contracts are approximately 48,800 and 22,000 MMBtu per day for NEA and NJEA,

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Notes to Combined Financial Statements
-------------------------------------------------------------------------------

         respectively. The contract price of the ProGas supply delivered to the import point, inclusive of transportation costs to that point, is determined with reference to a "base price" in 1990, redetermined annually thereafter based on specified inflation indices. The PSE&G contract commenced in 1991. Under the PSE&G agreement, PSE&G will sell and deliver to NJEA up to 25,000 MMBtu per day of gas for a term of 20 years. The contract price of the PSE&G fuel is established monthly using a contractually specified mechanism.

         With the exception of the PSE&G arrangement, all of the Partnerships' long-term contractual arrangements call for monthly "demand charge" payments. These demand charge payments, which are to reserve certain pipeline transportation capacity, are made regardless of the facilities' specific fuel requirements in any month and regardless of whether the facilities utilize the capacity reserved under the contracts. These demand charges totaled approximately $49 million, $48 million and $46 million in 1995, 1996 and 1997, respectively, and total payments under such contracts were approximately $98.3 million, $100.5 million and $112.5 million in 1995, 1996 and 1997, respectively, inclusive of demand charges. Under 1997 pricing conditions, the demand charge payments would be approximately $46 million under these contracts for each of the next five years and approximately $723 million over the remaining life of these contracts. Total charges under the contract with PSE&G, including transportation costs, during 1995, 1996 and 1997, were approximately $24.3 million , $32.4 million and $28.1 million, respectively. In the event that the available capacity under these agreements is not utilized by the operations of the facilities, the Partnerships have the opportunity under certain of these contractual agreements to sell unused capacity to third parties, but have not yet done so.

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

         On December 1, 1994, the Partnerships refinanced their existing borrowings by means of a placement of securities to qualified institutional investors as defined in Rule 144A of the Securities Act of 1933 ("Rule 144A"). Borrowings outstanding are as follows:



                                                                                December 31,
                                                                          1996               1997
                                                                     ------------       -------------


          8.43% Senior Secured Notes Due 2000                        $ 95,482,000       $ 71,407,000
          9.16% Senior Secured Notes Due 2002                          31,500,000         31,500,000
          9.32% Senior Secured Bonds Due 2007                         215,740,000        215,740,000
          9.77% Senior Secured Bonds Due 2010                         171,640,000        171,640,000
                                                                     ------------       -------------
                                                                     $514,362,000       $490,287,000
                                                                     ============       ============


Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Notes to Combined Financial Statements
-------------------------------------------------------------------------------

         The above securities were issued through a special purpose funding corporation, IEC Funding Corp., established solely for the purpose of issuing the securities, and are unconditionally guaranteed, jointly and severally, by the Partnerships. Effective February 10, 1995, IEC Funding Corp. filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for purposes of effecting a public exchange offer whereby the securities listed above were exchanged for a new issue of securities (the "Securities"). The Securities have terms identical to the securities issued in accordance with Rule 144A. Subsequent to the acquisition discussed in Note 10, IEC Funding Corp. changed its name to ESI Tractebel Funding Corp.

         Interest on the Securities is payable semiannually on each June 30 and December 30, commencing December 30, 1994. Principal repayments, which commenced on June 30, 1995, are made semiannually in amounts stipulated in the trust indenture. Future principal payments are as follows:


          Year ending December 31,
                      1998                                   $ 21,563,000
                      1999                                     23,511,000
                      2000                                     26,333,000
                      2001                                     20,160,000
                      2002                                     22,688,000
                      Thereafter                              376,032,000
                                                             ------------
                                                             $490,287,000
                                                             ============



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

         The proceeds of the Securities were used (a) to purchase the notes outstanding under the original loan and credit agreement and (b) to make loans to the Partnerships. In connection with these two transactions, the notes outstanding under the loan and credit agreement were surrendered and new notes of the Partnerships were issued to ESI Tractebel Funding Corp. (formerly IEC Funding Corp.) in an aggregate principal amount equal to the aggregate principal amount of the Securities (the "New Notes") and the loan and credit agreement was assigned to ESI Tractebel Funding Corp. (formerly IEC Funding Corp.) and amended and restated (the "Amended and Restated Credit Agreement").

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

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Notes to Combined Financial Statements
-------------------------------------------------------------------------------

         Under the terms of the trust indenture governing the Securities, the Partnerships are required to establish certain funds and subfunds, which must be fully funded before any distributions can be made to partners. The funding requirements of these funds are defined in the trust indenture. Cash within these funds can be drawn currently if funds in the Partnerships' other cash accounts are insufficient to meet operational cash requirements. The order in which these funds may be drawn is described in the trust indenture. Funds available for distribution to partners as of December 31, 1997 have been paid.

         The trust indenture contains certain restrictions on certain activities of the Partnerships, including the incurrence of additional indebtedness or liens, the payment of distributions to the partners, the cancellation of power sale and fuel supply agreements, the use of proceeds from the issuance of the Securities and the execution of mergers, consolidations and sales of assets.

         The trust indenture allows the Partnerships to enter into revolving credit agreements of up to $20 million in order to provide for working capital requirements. The Partnerships have entered into an initial working capital facility of $15 million with a bank. Available borrowings under the working capital facility are calculated based on outstanding receivables and fuel inventories. The Partnerships are required to pay an annual agency fee of $25,000 and quarterly commitment fees at an annual rate of .25% on the unused portion of the facility. At December 31, 1996 and 1997, no borrowings were outstanding under this working capital facility. Subsequent to the acquisition on January 14, 1998 of all of the partner interests in the Partnerships, this working capital facility was terminated (Note 10).

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

         The Partnerships' exposure to interest rate fluctuations could increase in the event of nonperformance by the bank who is party to the interest rate swap agreements; however, the Partnerships do not anticipate nonperformance by the bank. See Note 9 for additional information regarding interest rate swap agreements.

         As a result of the refinancing described above, the original Swaps no longer qualify as hedges and, therefore, must be recorded at fair value. Changes in fair value are recognized in the combined statement of operations. See Note 9 for information regarding fair value of financial instruments.

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Notes to Combined Financial Statements
-------------------------------------------------------------------------------

6.       Commitments and Contingencies

         See Note 4 for information regarding additional commitments and contingencies.

         Energy Bank Collateral
         Under the terms of the trust indenture, the Partnerships are required to maintain a letter of credit facility to secure obligations for energy bank balances under the various power purchase agreements (Note
         4). During December 1994, the Partnerships entered into an agreement with a bank for a letter of credit facility to issue up to an aggregate amount of $82 million in letters of credit. This facility contains a cross-default provision to the trust indenture, as well as a payment default under the working capital facility (Note 5). The Partnerships pay quarterly fees on this letter of credit facility at an annual rate of .30% on outstanding letters of credit and unused commitments to issue letters of credit. As of December 31, 1996 and 1997, the Partnerships' obligation for letters of credit outstanding under this facility is $68,656,000 and $67,656,000, respectively. The Partnerships are required to provide cash collateral for the maximum amount of obligations allowed under the terms of this facility. As of December 31, 1996 and 1997, the Partnerships reserved $69,156,000 in cash as collateral for such obligations (Note 3). Subsequent to the acquisition on January 14, 1998 of all of the partner interests in the Partnerships, the cash collateral requirement was terminated in exchange for the guarantee of one of the acquiring entities; also, the letters of credit facility was replaced with letters of credit from other financial institutions (Note 10).

         Operation and Maintenance of the Cogeneration Facilities
         In 1989, the Partnerships entered into two separate ten year operation and maintenance agreements with the same contractor responsible for constructing and installing the combined-cycle cogeneration plants for both facilities for an aggregate annual consideration of approximately $11,100,000 subject to changes in specified indices. The agreements commenced during 1991 after the facilities became operational. The Partnerships each have an option to enter into a successor operation and maintenance agreement with the contractor for a ten year term following the expiration of the term of the original agreement, on either a cost plus payment basis or a fixed fee payment basis to be negotiated at the time of the operation exercise.

         Under the terms of these agreements, the Partnerships are required to pay the operation and maintenance contractor a bonus payable annually over the term of the agreement, based on operating performance for each year ending on the anniversary of the respective commencement of operations (September 1, 1991 for NJEA and October 1, 1991 for NEA). The Partnerships incurred $5,375,000, $3,482,000 and $5,823,000 related to this bonus in 1995, 1996 and 1997, respectively.

         During 1993, the Partnerships entered into a revised ten year heat rate bonus agreement with the operation and maintenance contractor. Under the terms of this agreement, the total bonus to be earned over the ten year period is $11 million, subject to the continued satisfaction of specified minimum performance standards. The agreement provides that this amount will be paid to the contractor over the first five years of the agreement. The agreement also provides that amounts paid under the former heat rate bonus agreement during 1992 would be applied as payments under the revised agreement. Total payments made under this agreement were $1,854,000 in each of 1995, 1996 and 1997. Amounts expensed under this heat rate bonus agreement were $1,060,000 in each of 1995, 1996 and 1997.

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Notes to Combined Financial Statements
-------------------------------------------------------------------------------

         Operating Lease
         Lease payments under the operating lease for the land in Bellingham, Massachusetts (Note 4) are as follows:

          Year ending December 31,
                      1998                                 $  189,000
                      1999                                    201,000
                      2000                                    213,000
                      2001                                    225,000
                      2002                                    237,000
                      Thereafter                            2,760,000
                                                           ----------
                                                           $3,825,000
                                                           ==========



         During 1995, 1996 and 1997, NEA paid and expensed $153,000, $165,000 and $177,000, respectively, under this agreement.


7.       Employee Savings Plan

         Effective January 1, 1991, the general partner (IEC) adopted a defined contribution employee savings plan qualifying under Section 401(k) of the Internal Revenue Code. Pursuant to the plan, the general partner fully matches contributions made by eligible employees to the plan up to 5% of an employee's base compensation. Contributions made by the general partner become fully vested after four years of continuous service. In addition, employees may contribute up to an additional 5% of base compensation which is not matched by the general partner. During 1995, 1996 and 1997, the Partnerships were charged $78,000, $90,000 and $156,000, respectively, for their shares of contributions made by the general partner to this plan (Note 8).


8.       Other Related Party Transactions

         Subsequent to the commencement of operations of the Partnerships, the general partner began to pay certain expenses as a convenience for the Partnerships. These expenses are reimbursed to the general partner at cost. The following represents the activity between the Partnerships and the general partner for the years ended December 31, 1995, 1996 and 1997:

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Notes to Combined Financial Statements
-------------------------------------------------------------------------------


For the year ended December 31, 1995:                                  NEA              NJEA
                                                                  -------------     -------------

Expenses paid by the general partner
   Payroll and related expenses                                   $   1,053,000     $     878,000
   Travel                                                                76,000            76,000
   Office space and utilities                                           126,000           125,000
   Professional fees, insurance and other                               424,000           413,000
                                                                  -------------     -------------
                                                                      1,679,000         1,492,000
Payments to the general partner                                       1,457,000         1,457,000
                                                                  -------------     -------------
Payments in excess of expenses                                         (222,000)          (35,000)
Due from (to) general partner, December 31, 1994                        133,000            13,000
                                                                  -------------     -------------
Due from (to) general partner, December 31, 1995                  $     (89,000)    $     (22,000)
                                                                  =============     =============


For the year ended December 31, 1996:                                  NEA              NJEA
                                                                  -------------     -------------

Expenses paid by the general partner
  Payroll and related expenses                                    $   1,364,000     $   1,311,000
  Travel                                                                 95,000            95,000
  Office space and utilities                                            128,000           128,000
  Professional fees, insurance and other                                827,000           830,000
                                                                  -------------     -------------
                                                                      2,414,000         2,364,000
Payments to the general partner                                       2,541,000         2,490,000
                                                                  -------------     -------------
Payments in excess of expenses                                          127,000           126,000
Due from (to) general partner, December 31, 1995                        (89,000)          (22,000)
                                                                  -------------     -------------
Due from (to) general partner, December 31, 1996                  $      38,000     $     104,000
                                                                  =============     =============


Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Notes to Combined Financial Statements
--------------------------------------------------------------------------------


For the year ended December 31, 1997:                                   NEA              NJEA
                                                                   ------------      -----------
Expenses paid by the general partner
  Payroll and related expenses                                     $  1,402,000      $  1,332,000
  Travel                                                                 88,000            88,000
  Office space and utilities                                            168,000           168,000
  Professional fees, insurance and other                                934,000           816,000
                                                                   ------------      ------------
                                                                      2,592,000         2,404,000
Payments to the general partner                                       2,483,000         2,414,000
                                                                   ------------      ------------
Payments in excess of expenses                                         (109,000)           10,000
Due from (to) general partner, December 31, 1996                         38,000           104,000
                                                                   ------------      ------------
Due from (to) general partner, December 31, 1997                   $    (71,000)     $    114,000
                                                                   ------------      ------------



9.       Financial Instruments

         The Partnerships have made use of derivative financial instruments to hedge their exposure to fluctuations in both interest rates and the purchase price of natural gas.

         Under the project loan and credit agreement, the Partnerships were required to enter into fixed interest rate swap agreements as a means of managing exposure to the variable rate interest of the original Partnerships borrowings. In conjunction with the refinancing, the Partnerships entered into counter swap agreements so that the Partnerships would no longer be exposed to changes in interest rates (Note 5).

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

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Notes to Combined Financial Statements
-------------------------------------------------------------------------------

         The following table sets forth the contract or notional amounts of these financial instruments. While indicating the size of the transaction entered into, the amounts do not represent the Partnerships' exposure to loss in the event of nonperformance by the counterparties involved. The Partnerships do not anticipate nonperformance by the counterparties.


                                                             Contract or                      Contract or
                                                           notional amount                  notional amount
                                                           at December 31,                  at December 31,
                                                                 1996                             1997
                                                     ---------------------------      ----------------------------
                                                          $             MMBtu              $              MMBtu
                                                     ----------      -----------      ----------      -----------
          Interest rate swap agreements              20,335,000                -      12,940,000                -
          Gas purchase swap agreements                        -       28,600,000               -       21,920,000
          Gas forward purchases                               -          418,000               -                -



         The net effect on interest expense due to the interest rate swap agreements and the net gain/(loss) included in cost of power and steam sales resulting from the gas purchase options, swap agreements and forward purchases is as follows:


                                                                         For the year ended December 31,
                                                                     1995              1996              1997
                                                                 ------------     -------------     -------------
          Net effect on interest expense -
            (decrease) increase                                  $   (486,000)    $     137,000     $     103,000

          Net (loss)/gain included in cost of
            power and steam sales                                    (448,000)        5,246,000         3,990,000



         The estimated fair value and related carrying amounts of certain financial instruments is as follows:



                                                          December 31, 1996              December 31, 1997
                                                    -----------------------------  ---------------------------------
                                                                      Related                            Related
                                                       Fair           carrying           Fair            carrying
                                                       value           amount            value            amount
                                                         $                $                $                 $
                                                    ------------     ------------    ------------       ------------

          Loans payable                             (564,075,000)    (514,362,000)   (526,010,000)      (490,287,000)
          Restricted cash                             69,156,000       69,156,000      69,156,000         69,156,000
          Interest rate swap agreements               (2,022,000)      (2,022,000)       (889,000)          (889,000)
          Gas purchase swap agreements                 1,671,000                -       2,527,000                  -
          Gas forward purchases                         (143,000)               -               -                  -



         The estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

Northeast Energy Associates, A Limited Partnership, and
North Jersey Energy Associates, A Limited Partnership
Notes to Combined Financial Statements
-------------------------------------------------------------------------------

         The following methods and assumptions were used to estimate the fair values of certain instruments:

         Loans payable - The fair value of loans payable at December 31, 1996 was estimated by an independent third party valuation based on the fixed nature of the loans, the credit risk associated with such loans and the current borrowing environment available to the Partnerships. The estimated fair value of the loans payable at December 31, 1997 has been determined based upon the borrowing rate (8%) currently available to the Partnerships for debt instruments with similar terms and average maturities.

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


10.      Subsequent Events

         On January 14, 1998, pursuant to the purchase agreement dated as of November 21, 1997, all of the partner interests in the Partnerships were acquired by Tractebel, S.A. and FPL Group, Inc., through their wholly owned subsidiaries, for approximately $533 million in cash and the assumption of the Partnerships' outstanding debt. The acquisition will be accounted for under the purchase method; accordingly, the carrying value of the assets acquired and liabilities assumed of the Partnerships will be adjusted based upon the final purchase price allocation. Concurrent with and related to the acquisition of the Partnerships, IEC Funding Corp. was also acquired and its name changed to ESI Tractebel Funding Corp. Subsequent to the acquisition, the working capital facility was terminated and the letters of credit facility and the Debt Service Reserve Fund were replaced with new letter of credit arrangements (Notes 5 and 6) and the cash collateral requirement related to the energy bank balances was eliminated in exchange for the guarantee of one of the acquiring entities (Note 6).

                        Report of Independent Accountants


To the Stockholders of ESI Tractebel Funding Corp.
(formerly IEC Funding Corp.)

In our opinion, the accompanying balance sheet and the related statements of operations and of cash flows present fairly, in all material respects, the financial position of ESI Tractebel Funding Corp. (formerly IEC Funding Corp.) (the Company) at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

Boston, Massachusetts
March 24, 1998

ESI Tractebel Funding Corp.
(formerly IEC Funding Corp.)
Balance Sheet
-------------------------------------------------------------------------------




                                                                                    December 31,
                                                                              --------------------------
                                                                                 1996           1997
                                                                              -----------   ------------
                                                                                   (In thousands)

Assets

Current assets:
   Cash                                                                       $         1    $         1
   Current portion of notes receivable from the Partnerships                       24,075         21,563
                                                                              -----------    -----------

     Total current assets                                                          24,076         21,564

Notes receivable from Partnerships                                                490,287        468,724
                                                                              -----------    -----------

     Total assets                                                             $   514,363    $   490,288
                                                                              ===========    ===========

Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of securities payable                                      $    24,075    $    21,563
                                                                              -----------    -----------

     Total current liabilities                                                     24,075         21,563

Securities payable                                                                490,287        468,724
                                                                              -----------    -----------

     Total liabilities                                                            514,362        490,287

Stockholders' equity:
   Common stock, no par value, 10,000 shares authorized, issued and
     outstanding                                                                        1              1
                                                                              -----------    -----------

     Total liabilities and stockholders' equity                               $   514,363    $   490,288
                                                                              ===========    ===========


   The accompanying notes are an integral part of these financial statements.

ESI Tractebel Funding Corp.
(formerly IEC Funding Corp.)
Statement of Operations
-------------------------------------------------------------------------------

                                           For the year ended
                                              December 31,
                            -------------------------------------------------
                                1995             1996              1997
                                ----             ----              ----
                                             (In thousands)

Interest income             $     51,084    $        49,404   $       47,303

Interest expense                 (51,084)           (49,404)         (47,303)
                            ------------    ---------------   --------------

   Net income               $         --    $            --   $           --
                            ------------    ---------------   --------------




   The accompanying notes are an integral part of these financial statements.

ESI Tractebel Funding Corp.
(formerly IEC Funding Corp.)
Statement of Cash Flows
-------------------------------------------------------------------------------

                                                                        For the year ended
                                                                           December 31,
                                                           ----------------------------------------------
                                                               1995             1996           1997
                                                               ----             ----           ----
                                                                           (In thousands)
Increase (Decrease) in Cash
Cash flows from operating activities:
   Interest received from Partnerships                     $     51,084     $     49,404     $    47,303
   Interest paid                                                (51,084)         (49,404)        (47,303)
                                                           ------------     ------------     -----------

     Net cash provided by operating activities                       --               --              --
                                                           ------------     ------------     -----------

Cash flows from financing activities:
   Principal received from Partnerships                          20,434           25,204          24,075
   Principal payments on debt                                   (20,434)         (25,204)        (24,075)
                                                           ------------     ------------     -----------

     Net cash provided by financing activities                       --               --              --
                                                           ------------     ------------     -----------

Net increase in cash                                                 --               --              --

Cash at beginning of year                                             1                1               1
                                                           ------------     ------------     -----------

Cash at end of year                                        $          1     $          1     $         1
                                                           ============     ============     ===========


   The accompanying notes are an integral part of these financial statements.

ESI Tractebel Funding Corp.
(formerly IEC Funding Corp.)
Notes to Financial Statements
-------------------------------------------------------------------------------

1.   Nature of Business

     IEC Funding Corp. (the "Company") is a Delaware corporation that was established as a special purpose funding corporation for the purpose of issuing the Securities described in Note 3. A majority of the common stock of the Company is owned by the partners of Northeast Energy Associates, a Limited Partnership, and North Jersey Energy Associates, a Limited Partnership (the "Partnerships"). The Company acts as agent of the Partnerships with respect to the Securities and holds itself out as the agent of the Partnerships in all dealings with third parties relating to the Securities.

     Subsequent to the acquisition discussed in Note 4, the Company changed its name to ESI Tractebel Funding Corp.

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

3.   Placement of Securities

     On December 1, 1994, the Company executed a placement of securities to qualified institutional investors as defined in Rule 144A of the Securities Act of 1933 ("Rule 144A"). Borrowings outstanding are as follows:

                                                             December 31,
                                                     --------------------------------
                                                        1996               1997
                                                        ----               ----
     8.43% Senior Secured Notes Due 2000            $   95,482,000     $   71,407,000
     9.16% Senior Secured Notes Due 2002                31,500,000         31,500,000
     9.32% Senior Secured Bonds Due 2007               215,740,000        215,740,000
     9.77% Senior Secured Bonds Due 2010               171,640,000        171,640,000
                                                    --------------     --------------
                                                    $  514,362,000     $  490,287,000
                                                    ==============     ==============

ESI Tractebel Funding Corp.
(formerly IEC Funding Corp.)
Notes to Financial Statements
-------------------------------------------------------------------------------


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

     Interest on the above securities is payable semiannually on each June 30 and December 30, commencing December 30, 1994. Principal repayments are made semiannually commencing on June 30, 1995 and are in amounts stipulated in the trust indenture. Future principal payments are as follows:



            1998                             $  21,563,000
            1999                                23,511,000
            2000                                26,333,000
            2001                                20,160,000
            2002                                22,688,000
            Thereafter                         376,032,000
                                             -------------
                                             $ 490,287,000
                                             =============



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

ESI Tractebel Funding Corp.
(formerly IEC Funding Corp.)
Notes to Financial Statements
-------------------------------------------------------------------------------



     The fair value of the Securities and the notes receivable from the Partnerships at December 31, 1997 is estimated to be $526,010,000. The fair value of the Securities and the notes receivable from the Partnerships at December 31, 1996 was estimated to be $564,075,000. The fair value of the Securities and the notes receivable has been estimated based on the fixed nature of the Securities and the notes receivable, the credit risk associated with the Securities and the notes receivable, and the current borrowing environment available to the Company.

4.   Subsequent Events

     On January 14, 1998, pursuant to the purchase agreement dated as of November 21, 1997, all of the partner interests in the Partnerships were acquired by Tractebel, S.A. and FPL Group, Inc. through their wholly owned subsidiaries, for approximately $533 million in cash and the assumption of the Partnerships' outstanding debt. The acquisition will be accounted for under the purchase method; accordingly, the carrying value of the assets acquired and liabilities assumed of the Partnerships will be adjusted based upon the final purchase price allocation. Concurrent with and related to the acquisition of the Partnerships, IEC Funding Corp. was also acquired and its name changed to ESI Tractebel Funding Corp. Subsequent to the acquisition, the working capital facility was terminated and the letters of credit facility and the Debt Service Reserve Fund were replaced with new letter of credit arrangements and the cash collateral requirement related to the energy bank balances was eliminated in exchange for the guarantee of one of the acquiring entities.

     The financial statements of the Partnerships are included on pages F-2 through F-21.