Form 10-Q
period 1998-03-31
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES
filed 1998-05-15
CIK 934665, 934666, 934667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

			     Washington, D.C. 20549



				    FORM 10-Q



	     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


		For the quarterly period ended March 31, 1998


				       OR


	     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


	       Exact name of Registrants as specified in
	       their charters, State of Incorporation,       IRS Employer
Commission     address of principal executive offices and    Identification
File Number    Registrants' telephone number                 Number
-----------    ------------------------------------------    --------------
33-87902       ESI Tractebel Funding Corp.                   04-3255377
	       (a Delaware corporation)
33-87902-02    Northeast Energy Associates,                  04-2955642
	       A Limited Partnership
	       (a Massachusetts corporation)
33-87902-01    North Jersey Energy Associates,               04-2955646
	       A Limited Partnership
	       (a New Jersey corporation)
	       ------------------------------------------
	       c/o FPL Energy, Inc.
	       11760 US Highway 1, Suite 600
	       North Palm Beach, Florida 33408
	       (561) 691-3500

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing
requirements for the past 90 days.    Yes  X        No ___

		      ----------------------------------

This combined Form 10-Q represents separate filings by ESI Tractebel Funding Corp., Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no other representations whatsoever as to any other registrant.



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), ESI Tractebel Funding Corp. (the Company) and Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership (collectively, the Partnerships) are hereby filing cautionary statements identifying important factors that could cause the Company and Partnerships' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Company and Partnerships made by or on behalf of the Company and Partnerships which are made in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company and Partnerships' actual results to differ materially from those contained in forward-looking statements of the Company and Partnerships made by or on behalf of the Company and Partnerships.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company and Partnerships undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions with respect to allowed rates of return, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, and present or prospective competition.

The business and profitability of the Company and Partnerships are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, unanticipated development project delays or changes in project costs, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Company and Partnerships.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ESI TRACTEBEL FUNDING CORP.
BALANCE SHEETS
(Thousands of Dollars)



											   March 31,
											     1998      December 31,
											  (Unaudited)      1997
											  -----------  ------------
ASSETS
Current assets:
  Cash ...............................................................................     $       1    $       1
  Current portion of notes receivable from the Partnerships ..........................        21,563       21,563
  Interest receivable from the Partnerships ..........................................        11,445            -
      Total current assets ...........................................................        33,009       21,564

Notes receivable from Partnerships ...................................................       468,724      468,724

TOTAL ASSETS .........................................................................     $ 501,733    $ 490,288


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of securities payable ..............................................     $  21,563    $  21,563
  Accrued interest ...................................................................        11,445            -
    Total current liabilities ........................................................        33,008       21,563

Securities payable ...................................................................       468,724      468,724

  Total liabilities ..................................................................       501,732      490,287

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding .......             1            1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................     $ 501,733    $ 490,288




The accompanying notes are an integral part of these financial statements.



ESI TRACTEBEL FUNDING CORP.
STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)



										 Three Months      Three Months
										    Ended             Ended
										   March 31,         March 31,
										     1998              1997
										 ------------      ------------
Interest income .............................................................      $ 11,445          $ 11,953
Interest expense ............................................................       (11,445)          (11,953)

NET INCOME ..................................................................      $      -          $      -




The accompanying notes are an integral part of these financial statements.



NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEETS
(Thousands of Dollars)



											   March 31,   December 31,
											     1998          1997
											  (Unaudited)  (Prior Basis)
											  -----------  -------------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................................     $   60,544   $  61,203
  Accounts receivable ................................................................         41,964      34,036
  Fuel inventories ...................................................................          1,452       4,752
  Prepaid expenses and other current assets...........................................            884       3,052
    Total current assets .............................................................        104,844     103,043

Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation
  of $4,685 and $153,963, respectively) ..............................................        508,366     349,365
Power purchase contracts (net of accumulated amortization of $10,818) ................        877,938           -
Unamortized financing costs ..........................................................              -      15,674
Other assets .........................................................................            126       4,193
Restricted cash ......................................................................              -      69,156
    Total non-current assets .........................................................      1,386,430     438,388

TOTAL ASSETS .........................................................................     $1,491,274   $ 541,431


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of notes payable - ESI Tractebel Funding Corp. .....................     $   21,563   $  21,563
  Accounts payable ...................................................................         14,427      15,450
  Accrued interest payable ...........................................................         11,674           -
  Other accrued expenses .............................................................          5,837       2,315
    Total current liabilities ........................................................         53,501      39,328

Deferred credit - O&M and fuel contracts .............................................        346,802           -
Notes payable - ESI Tractebel Funding Corp. ..........................................        468,724     468,724
Amounts due utilities for energy bank balances .......................................        171,371     230,565
    Total non-current liabilities ....................................................        986,897     699,289

    Total liabilities ................................................................      1,040,398     738,617

Partners' equity (deficit):
  General partner ....................................................................          4,508      (4,714)
  Limited partners ...................................................................        446,368    (192,472)
    Total partners' equity (deficit) .................................................        450,876    (197,186)

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY ...............................................     $1,491,274   $ 541,431




The accompanying notes are an integral part of these financial statements.



NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)



											Period from
									   Period from   January 1,    Three Months
									   January 14,     1998 to        Ended
									     1998 to     January 13,     March 31,
									    March 31,       1998           1997
									      1998      (Prior Basis)  (Prior Basis)
									   ----------   -------------  -------------
REVENUES .............................................................     $ 74,739     $  13,109      $  82,336

COSTS AND EXPENSES:
  Fuel ...............................................................       29,517         5,774         38,248
  Operation and maintenance ..........................................        4,738           974          6,765
  Depreciation and amortization ......................................       15,508           894          6,250
  General and administrative .........................................        1,895           538          3,353
    Total costs and expenses .........................................       51,658         8,180         54,616

OPERATING INCOME .....................................................       23,081         4,929         27,720

OTHER EXPENSE (INCOME):
  Interest expense ...................................................       13,712         2,422         16,857
  Interest income ....................................................         (653)         (402)        (2,189)
    Total other expense (income) - net ...............................       13,059         2,020         14,668

NET INCOME ...........................................................     $ 10,022      $  2,909       $ 13,052




The accompanying notes are an integral part of these financial statements.



NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)



											Period from
									   Period from   January 1,    Three Months
									   January 14,     1998 to        Ended
									     1998 to     January 13,     March 31,
									    March 31,       1998           1997
									      1998      (Prior Basis)  (Prior Basis)
									   -----------  -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income .........................................................    $  10,022     $  2,909       $ 13,052

  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization ....................................       15,508          894          6,250
    Amortization of fuel and O&M contracts ...........................       (5,492)           -              -
   (Increase) decrease in assets:
      Accounts receivable ............................................        2,077      (10,005)         2,374
      Fuel inventories ...............................................        2,789          511          4,124
      Prepaid expenses and other current assets ......................        4,348         (122)         1,047
      Other assets ...................................................            -           37           (199)
    Increase (decrease) in liabilities:
      Accounts payable ...............................................       (5,865)       4,842           (420)
      Accrued interest payable .......................................        9,951        1,723         11,953
      Other accrued expenses .........................................          711          626          1,461
      Future obligations under interest rate swap agreements .........         (218)           -           (325)
      Amounts due utilities for energy bank balances .................         (158)         (52)         2,210
    Other ............................................................            -           69            559
  Net cash provided by operating activities ..........................       33,673        1,432         42,086

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................................            -            -           (154)
  Net cash used in investing activities ..............................            -            -           (154)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Release of restricted cash collateral ..............................       69,156            -              -
  Distributions to partners ..........................................     (104,920)           -              -
  Net cash used in financing activities ..............................      (35,764)           -              -

Net increase (decrease) in cash and cash equivalents .................       (2,091)       1,432         41,932
Cash and cash equivalents at beginning of period .....................       62,635       61,203         49,861
Cash and cash equivalents at end of period ...........................    $  60,544     $ 62,635       $ 91,793

Supplemental disclosures of cash flow information:
  Cash paid for interest .............................................    $       -     $      -       $      -

Supplemental schedule of noncash investing and financing activities:
  See Note 1 and Note 2 - Basis of Presentation concerning new basis of accounting subsequent to January 13, 1998





The accompanying notes are an integral part of these financial statements.



ESI TRACTEBEL FUNDING CORP. AND
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


The accompanying financial statements should be read in conjunction with the 1997 Form 10-K for the Company and the Partnerships. In the opinion of the Company and Partnerships, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 have been made. The Company had no cash transactions for the three months ended March 31, 1998 and 1997 and therefore has not presented a statement of cash flows. Certain amounts included in the prior period's financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  The Acquisition

On January 14, 1998, pursuant to a purchase agreement dated November 21, 1997, the Partnerships were acquired by Northeast Energy, LP (a Delaware limited partnership) and Northeast Energy, LLC (a Delaware limited liability company) (collectively, the Partners). The Partners purchased their interests from Intercontinental Energy Corporation and from certain individuals. The Partners are owned by direct subsidiaries of ESI Energy, Inc. and Tractebel Power, Inc. ESI Energy, Inc. is wholly-owned by FPL Energy, Inc. which is an indirect wholly-owned subsidiary of FPL Group, Inc., a New York Stock Exchange company. Tractebel Power, Inc. is a direct wholly-owned subsidiary of Tractebel, Inc. which is a direct wholly-owned subsidiary of Tractebel, S.A., a Belgian energy and environmental services business. Each of the Partnerships was formed in 1986 to develop, construct, own, operate and manage a 300 megawatt gas-fired combined-cycle cogeneration facility.

The Company is a Delaware special purpose funding corporation established in 1994 solely for the purpose of issuing debt securities in connection with the financing of the Partnerships. On January 14, 1998, the Company was acquired by a subsidiary of ESI Energy, Inc., Tractebel Power, Inc. and Broad Street Contract Services, Inc. (Broad Street). Broad Street has no economic interest in the partnership distributions and participates for the purpose of providing an independent director. The entities own a 37.5%, 37.5% and 25.0% interest in the Company, respectively. Concurrent with and related to the acquisition of the Company and the Partnerships, the Company changed its name from IEC Funding Corp. to its current name.

The acquisition of the Partnerships was accounted for using the purchase method of accounting and is subject to the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 54 and the rules of pushdown accounting, which gave rise to the new basis of accounting. The net amount paid to acquire the interests in the Partnerships of approximately $535 million including approximately $10 million of acquisition costs, was allocated to the assets and liabilities acquired based on their fair values.

2.  Summary of Significant Accounting Policies

Basis of Presentation - The Partnerships' balance sheets as of March 31, 1998 and the statements of operations and cash flows for the period from January 14, 1998 to March 31, 1998 are reported under the new basis of accounting described above. The Partnerships' balance sheets as of December 31, 1997 and the statements of operations and cash flows for the period from January 1, 1998 to January 13, 1998 and for the three months ended March 31, 1997 represent historical financial data of the Partnerships prior to the acquisition.

The following is a summary of the Partnerships' assets acquired and liabilities assumed in the acquisition (thousands of dollars):

Assets:
Current assets .........................................   $114,554
Restricted cash ........................................   $ 69,156
Cogeneration facilities and carbon dioxide facility ....   $513,066
Other assets ...........................................   $    126
Power purchase contracts ...............................   $888,756

Liabilities:
Current liabilities ....................................   $ 47,338
Operation and maintenance (O&M)/fuel contracts .........   $352,293
Energy bank balances ...................................   $171,530
Notes payable ..........................................   $468,723



The following unaudited pro forma information has been prepared assuming that the acquisition had occurred at the beginning of the periods presented (thousands of dollars).



										     Three Months     Three Months
											Ended            Ended
										       March 31,        March 31,
											 1998             1997
										     -----------      ------------
Revenues ......................................................................       $ 87,848         $ 82,336
Operating income ..............................................................       $ 27,280         $ 22,600
Net income ....................................................................       $ 11,690         $  6,624



Cogeneration Facilities and Carbon Dioxide Facility - Cogeneration facilities and the carbon dioxide facility were carried at historical cost prior to January 14, 1998. Effective January 14, 1998, all facilities were revalued as a result of applying the purchase method of accounting mentioned above. Prior to January 14, 1998, the facilities were being depreciated on a straight-line method over the estimated life of each facility of 20 years. Subsequent to January 13, 1998, the facilities are being depreciated over their revised estimated lives of 34 years.

Power Purchase/O&M/Fuel Contracts - Effective January 14, 1998, power purchase contracts, O&M contracts and fuel contracts which were determined to be in excess of prevailing rates for similar contracts were adjusted as a result of applying the purchase method of accounting mentioned above. These contracts are amortized over the estimated lives of the power purchase contracts of 14 to 24 years, the O&M contracts of 4 years and the fuel contracts of 16 years.

Amounts Due Utilities for Energy Bank Balances - Effective January 14, 1998, amounts due utilities for energy bank balances were adjusted as a result of applying the purchase method of accounting mentioned above.

3. Commitments and Contingencies

Subsequent to the acquisition on January 14, 1998, certain credit arrangements were terminated and replaced with new letters of credit and a guaranty to satisfy requirements in certain Power Purchase Agreements. Once the new credit arrangements were in place, cash of approximately $69.2 million (plus approximately $2.5 million in accrued interest) was released and distributed to the Partners. Additionally, new letters of credit were issued in substitution for cash on deposit in Partnership trust accounts and approximately $33.2 million in cash was released and distributed to the Partners.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership


This discussion should be read in conjunction with the Notes to Financial Statements contained herein and with the 1997 Form 10-K for the Company and the Partnerships. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year. Because the results of operations for periods of less than a full quarter are not indicative of the results for the full quarter, the 1998 periods have been combined for the full quarter in discussing results of operations below.

RESULTS OF OPERATIONS

Total revenue for the first quarter of 1998 of $87.8 million increased by $5.5 million. The increase is primarily due to increased power sales to utilities ($3.5 million). The increase in power sales to utilities reflects increased power generation which is the result of higher availability of generation capacity. Additionally, approximately $2.0 million of increased revenue is the result of changes in energy bank balances. Energy bank balances are determined in accordance with scheduled or specified rates under certain power purchase agreements.

The cost of fuel as a percentage of total revenues (before giving affect to the change in energy bank balances and before the affect of $4.5 million of deferred credit amortization for fuel contracts - see Note 2) was 47.5% for the first quarter of 1998 as compared to 47.6% for the same period last year. The decreased fuel cost is primarily due to the reduction in extended gas service rights exercised by fuel suppliers offset by increased fuel prices. These rights occur when temperatures fall below a certain level and give rise to increased rates. Higher than normal ambient temperatures during the first quarter of 1998 precluded the exercising of these rights.

O&M expenses decreased $1.1 million, primarily as a result of $1.0 million of deferred credit amortization for O&M contracts - see Note 2.

Depreciation and amortization increased $10.2 million due to $10.8 million of amortization related to Power Purchase Contracts - see Note 2.

The decrease in general and administrative expenses is primarily the result of decreased management fees incurred in the current year.

Interest income decreased $1.1 million and reflects decreased cash balances earning investment income.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated during the three month period ended March 31, 1998 was sufficient to fund operating expenses as well as fund the debt service requirements through June 1998. For the period ended March 31, 1998, there have been $104.9 million in distributions to partners - see Note 3. These distributions will eliminate this source of Partnership income for future periods.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit
      Number                                       Description
      -------                                      -----------
       27.1        Financial Data Schedule for the three months ended March 31, 1998 -
		     ESI Tractebel Funding Corp.
       27.2        Financial Data Schedule for the period January 1, 1998 to January 13, 1998 -
		     Northeast Energy Associates, A Limited Partnership
       27.3        Financial Data Schedule for the period January 1, 1998 to January 13, 1998 -
		     North Jersey Energy Associates, A Limited Partnership
       27.4        Financial Data Schedule for the period January 14, 1998 to March 31, 1998 -
		     Northeast Energy Associates, A Limited Partnership
       27.5        Financial Data Schedule for the period January 14, 1998 to March 31, 1998 -
		     North Jersey Energy Associates, A Limited Partnership

(b)   Reports on Form 8-K

      (1) A Current Report on Form 8-K dated February 4, 1998 was filed by ESI Tractebel Funding Corp.; Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership on February 5, 1998 reporting two events under
	   Item 5 - Other Events.






			   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


		  ESI TRACTEBEL FUNDING CORP.
       NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
 (ESI Northeast Energy GP, Inc. as Administrative General Partner)
      NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
 (ESI Northeast Energy GP, Inc. as Administrative General Partner)
			 (Registrants)



Date:  May 15, 1998


			PETER D. BOYLAN
		-------------------------------
			Peter D. Boylan
			   Treasurer