Form 10-K/A
period 1997-12-31
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES
filed 1998-08-11
CIK 934665, 934666, 934667

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


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


       c/o FPL Energy, Inc.
        700 Universe Blvd.
        Juno Beach, Florida                                           33408
---------------------------------------                             ----------
(Address of Principal Executive Offices)                            (Zip Code)


                                 (561) 691-7171
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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


The Partnerships and the Partners


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


     On January 14, 1998, FPL Energy, Inc., ("FPL Energy"), an indirect, wholly-owned subsidiary of FPL Group, Inc. ("FPL Group"), received as capital contribution from FPL Group Capital Inc. ("FPL Group Capital") all of the outstanding shares of stock of ESI Energy and of FPL Group International. FPL Group is a holding company whose stock is traded on the New York Stock Exchange. FPL Group is also the parent company of Florida Power & Light Company ("FPL").

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

The Acquisitions

     The Partners acquired all of the partnership interests in each of the Partnerships on January 14, 1998, pursuant to a Purchase Agreement, dated as of November 21, 1997, by and among the Partners, the Sellers, ESI Northeast Energy Funding, Inc. ("ESI Funding") and Tractebel Power. In connection with the acquisition of all of the partnership interests in the Partnerships, ESI Funding and Tractebel Power each acquired a thirty-seven and one-half percent (37.5%) interest in ESI Tractebel Funding. The Partners paid the purchase price for all of the partnership interests in the Partnerships and for seventy-five percent (75%) of the outstanding shares of capital stock in ESI Tractebel Funding (collectively, the "Acquisitions") from contributions made by each of ESI GP, Tractebel GP, ESI LP and Tractebel LP, the partners of NE LP. Broad Street Contract Services, Inc. ("Broad Street"), a nominee for State Street Bank and Trust Company, owns the remaining twenty-five (25%) of the outstanding shares of capital stock in ESI Tractebel Funding for the purpose of providing an independent director. Broad Street has no economic interest in Partnership distributions. On January 14, 1998 in connection with the Acquisitions and with the consent of the holders of a majority in aggregate principal amount of the Project Securities then outstanding, the Original Project Indenture was amended by the Second Supplemental Indenture. The amendments contained in the Second Supplemental Indenture permit (i) the Acquisitions, (ii) substitution of a guaranty (the "FPL Group Capital Guaranty") to be issued by FPL Group Capital for the cash collateral (the "Cash Collateral Proceeds") that secured the Partnerships' reimbursement obligations related to the Sanwa Letters of Credit,
(iii) at the time of substitution of the FPL Group Capital Guaranty, the release of such Cash Collateral Proceeds directly to the Partners without first depositing such amounts to the Revenue Fund and (iv) upon the substitution of Substitute Letters of Credit, the release directly to the Partners of amounts held in the Debt Service Reserve Fund for the Project Securities, without first depositing such amounts to the Reserve Fund.

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


     In addition to steam, the NEA Project provides exhaust gas from the combustion turbines to the Carbon Dioxide Plant for use as a feedstock. Only the exhaust from burning natural gas (and not Number 2 fuel oil) can be used for carbon dioxide production. The Carbon Dioxide Plant can be run at full operational output provided that at least one combustion turbine is run on gas only. Under the Long-term Gas Arrangements, it is expected that there will be sufficient natural gas to run at least one turbine year-round in this manner. NEA will be obligated to pay liquidated damages to NECO if the NEA Project fails to provide exhaust gas from at least one turbine running only on natural gas for at least approximately 80% of the available hours per year. Such liquidated damages for each hour of shortfall shall be equal to the sum of the hourly cost of NECO's operating and maintenance expenses, property taxes and basic rent under the NECO Lease, each calculated as the annual charge for such expenses divided by 8,760 hours per year.


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

     Contract Security. To secure its performance under the Montaup Power Purchase Agreement, NEA has granted Montaup (as well as other NEA Power Purchasers), the NEA Second Mortgage, subordinated only to the rights of the Project Secured Parties pursuant to the NEA Project Mortgage and certain replacements thereof. In addition, NEA has granted Montaup an unsubordinated Declaration of Easements, encumbering the NEA Project for the life of the Montaup Power Purchase Agreement. This declaration provides Montaup with limited access to the NEA Project and obligates any subsequent owner of the NEA Project to sell Montaup in contract entitlement. See "--Accommodation Agreement" below.

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

     Delivery Point. Gas delivered by ProGas under the NEA ProGas Agreement is delivered to the Import Point at Niagara Falls, Ontario/Niagara Falls, New York. For a description of transportation arrangements for such gas from the Import Point to the NEA Project, see "--Gas Transportation and Storage Agreements" below.

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

     Delivery Point. Gas delivered by ProGas under the NJEA ProGas Agreement is delivered to the Import Point at Niagara Falls, Ontario/ Niagara Falls, New York. For a description of transportation arrangements for such gas from the Import Point to the NJEA Project see "--Gas Transportation and Storage Agreements" below.

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

   NJEA -- Storage Agreements

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

     Termination. With the concurrence of an independent engineer, NEA has the right to terminate the NEA O&M Agreement if (i) the Operator is in material breach of any material provision of the NEA O&M Agreement (however, breach of performance guarantees for which liquidated damages have been paid or remediation has been undertaken by the Operator does not constitute material breach for this purpose), and such breach has not been cured within 45 days of written notice thereof, or as soon as practicable thereafter (ii) the actual output of the NEA Project for four consecutive quarters is less than 67% of the adjusted guaranteed MWH or (iii) the Operator is required in any given year to pay the entire $9 million maximum liquidated damages allowed by the NEA O&M Agreement. The Operator has the right to terminate the NEA O&M Agreement if NEA fails to make any monthly payment, insurance reimbursement or payment in respect of fuel off-loading services when due, if NEA fails to cure such failure within 30 days of written notice thereof. Either party may terminate the NEA O&M Agreement (but only with the concurrence of an independent engineer in the case of a termination by NEA) if the other party is insolvent, commences bankruptcy, insolvency or reorganization proceedings or makes a general assignment for the benefit of its creditors. The NEA O&M Agreement will terminate automatically in the event that the NEA Project is subject to a catastrophic loss of viability and the Operator makes the required payment with respect thereto as described above under "--Catastrophic Loss of Viability."

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

     Termination. With the concurrence of an independent engineer, NJEA has the right to terminate the NJEA O&M Agreement if: (i) the Operator is in material breach of any material provision of the NJEA O&M Agreement (however, breach of performance guarantees for which liquidated damages have been paid or remediation has been undertaken by the Operator does not constitute material breach for this purpose), and such breach has not been cured within 45 days of written notice thereof, or as soon as practicable in the event that such a cure cannot be effected within 45 days, (ii) the actual output of the NJEA Project for four consecutive quarters is less than 67% of the adjusted guaranteed output or (iii) the Operator is required in any given year to pay the $9 million maximum liquidated damages allowed by the NJEA O&M Agreement. The Operator has the right to terminate the NJEA O&M Agreement if NJEA fails to make any monthly payment, insurance reimbursement or payment in respect of refuel off-loading services when due if NJEA fails to cure such failure within 30 days of written notice thereof. Either party may terminate the NJEA O&M Agreement (but only with the concurrence of an independent engineer in the case of a termination by NJEA) if the other party is insolvent, commences bankruptcy, insolvency or reorganization proceedings or makes a general assignment for the benefit of its creditors. The NJEA O&M Agreement will terminate automatically in the event that the NJEA Project is subject to catastrophic loss of viability and the Operator makes the required payment with respect thereto as described above under "--Catastrophic Loss of Viability."

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


ITEM 6.  SELECTED FINANCIAL DATA


     The following table sets forth selected combined financial data for Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership for each of the five years in the period ended December 31, 1997 and selected financial data for ESI Tractebel Funding for the period from inception (November 3, 1994) to December 31, 1994 and for each of the three years in the period ended December 31, 1997. The selected combined financial data for the Partnerships have been derived from the Partnerships' audited combined financial statements and the selected financial data for ESI Tractebel Funding have been derived from ESI Tractebel Funding's audited financial statements. This data should be read in conjunction with "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."


                                                         Partnerships Combined
                                        ----------------------------------------------------------
                                                        Years Ended December 31,
                                        ----------------------------------------------------------
                                          1993         1994        1995        1996        1997
                                          ----         ----        ----        ----        ----
                                                             (In thousands)
STATEMENT OF OPERATIONS DATA:
Revenues:
      Power sales to utilities(1)       $234,142     $234,933    $276,022    $267,789    $307,530
      Steam sales                          4,684        3,779       4,527       4,473       4,624
                                        --------     --------    --------    --------    --------
            Total revenues              $238,826     $238,712    $280,549    $272,262    $312,154
                                        --------     --------    --------    --------    --------
Costs and expenses:
      Costs of power and steam           132,580      128,402     132,839     138,727     151,476
      Operation and maintenance           20,283       20,808      24,699      22,854      25,689
      Depreciation                        24,919       24,314      24,904      24,978      24,992
      General and administrative          14,162       11,012      12,010      14,424      15,984
                                        --------     --------    --------    --------    --------
            Total operating costs
              and expenses               191,944      184,536     194,452     200,983     218,141
                                        --------     --------    --------    --------    --------
            Operating income              46,882       54,176      86,097      71,279      94,013

Other (income) expense:
      Amortization of financing
        costs                             2,599         2,333       2,305       2,373       2,163
      Interest expense                   38,992        38,068      50,930      49,841      47,673
      Interest expense on energy
        bank balance(1)                   7,252        11,676      16,657      19,675      17,435
      Interest income                      (700)       (1,656)    (10,652)    (10,534)     (9,931)
      Expense related to future
        obligations under interest
        rate swap agreements                 --         6,734          --          --          --
                                        --------     --------    --------    --------    --------
            Total other expense           48,143       57,155      59,240      61,355      57,340
                                        --------     --------    --------    --------    --------

            (Loss) income before
               extraordinary item         (1,261)      (2,979)     26,857       9,924      36,673

Extraordinary item
            Loss on extinguishment
              of debt(3)                      --       13,937         --          --           --
                                        --------     --------    --------    --------    --------
            Net (loss) income           $ (1,261)    $(16,916)   $ 26,857    $  9,924    $ 36,673
                                        ========     ========    ========    ========    ========
Ratio of earnings to fixed charges(6)         --           --        1.38        1.14        1.54

                                              ESI Tractebel Funding Corp.
                                     ---------------------------------------------
                                     For the period
                                     from inception
                                     (Nov. 3, 1994)        Years Ended December 31,
                                     to December 31,      -------------------------
                                          1994            1995       1996      1997
                                          ----            ----       ----      ----
STATEMENT OF OPERATIONS DATA:
Revenues:
      Power sales to utilities            $   --        $    --   $     --  $      --
      Steam sales                             --             --         --         --
                                          ------        -------   --------  ---------
            Total revenues                $   --        $    --   $     --  $      --
                                          ------        -------   --------  ---------
Costs and expenses:
      Costs of power and steam                --             --         --         --
      Operation and maintenance               --             --         --         --
      Depreciation                            --             --         --         --
      General and administrative              --             --         --         --
                                          ------        -------   --------  ---------
            Total operating costs
              and expenses                    --             --         --         --
                                          ------        -------   --------  ---------
            Operating income                  --             --         --         --

Other (income) expense:
      Amortization of financing
        costs                                 --             --         --         --
      Interest expense                     4,305         51,084     49,404     47,303
      Interest expense on energy
        bank balance                          --             --         --         --
      Interest income                     (4,305)       (51,084)   (49,404)   (47,303)
      Expense related to future
        obligations under interest
        rate swap agreements                  --             --         --         --
                                          ------        -------   --------  ---------
            Total other expense               --             --         --         --
                                          ------        -------   --------  ---------

            (Loss) income before
               extraordinary item             --             --         --         --

Extraordinary item
            Loss on extinguishment
              of debt(3)                      --             --         --         --
                                          ------        -------   --------  ---------
            Net (loss) income             $   --        $    --   $     --  $      --
                                          ======        =======   ========  =========
Ratio of earnings to fixed charges           1.0            1.0        1.0        1.0


                                                   Partnerships Combined                           ESI Tractebel Funding Corp.
                                 --------------------------------------------------------    ---------------------------------------
                                                       December 31,                                       December 31,
                                 --------------------------------------------------------    ---------------------------------------
                                   1993        1994        1995        1996        1997        1994     1995       1996       1997
                                   ----        ----        ----        ----        ----        ----     ----       ----       ----
                                                     (In thousands)
BALANCE SHEET DATA:
Working capital                  $ 19,754    $ 74,145   $  71,975   $  58,846   $  63,715    $      1  $      1  $      1  $       1
Total assets                      546,484     650,027     617,034     566,534     541,545     560,145   539,567   514,363    490,288
Total loans payable(2)(5)         465,458     560,000     539,566     514,362     490,287     560,000   539,566   514,362    490,287
Energy Bank balances(4)           111,398     155,496     188,053     220,922     230,565          --        --        --         --
Partners' deficit/Stockholders'
 equity                           (48,540)    (92,928)   (130,577)   (187,479)   (197,186)          1         1         1          1

-------------------------
(1) Power sales to utilities are net of change in Energy Bank principal balance. Energy Bank principal balances represent cumulative payments made to the Partnerships by Power Purchasers under certain Power Purchase Agreements in excess of rates scheduled or specified in such agreements. Under the terms of these agreements, such excess constitutes a liability of the applicable Partnership to the applicable Power Purchaser, which will be reduced by subsequent sales of electric power to such Power Purchaser to the extent in later periods that the scheduled or specified rate has risen above the contract rate, and must be repaid under certain circumstances in cash.
(2) On December 1, 1994, the Partnerships refinanced their existing borrowings by means of a placement of securities to institutional investors as defined in Rule 144A of the Securities Act of 1933, as described in Note 5 of Notes to Combined Financial Statements.
(3) In connection with the refinancing, total unamortized financing costs related to the Project Loan and Credit Agreement were written off during 1994, as described in Note 5 of Notes to Combined Financial Statements.
(4)   Energy Bank principal balances plus accrued interest thereon.
(5) Loans payable balances at December 31, 1994, 1995, 1996 and 1997 represent loans payable to ESI Tractebel Funding Corp. ESI Tractebel Funding Corp., formerly known as IEC Funding Corp., is a Delaware corporation established in 1994 for the purpose of issuing debt securities for the financing of the Partnerships.
(6) The ratio of earnings to fixed charges is determined by dividing the sum of pre-tax income from continuing operations and fixed charges (consisting of interest expense, amortization of debt issue costs, the estimated interest component of rent expense and equipment rentals) by fixed charges. The Partnerships' earnings for 1993 and 1994 were inadequate to cover fixed charges. The coverage deficiencies during 1993 and 1994 were $1.261 million and $2.979 million, respectively.

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

The Acquisitions


     On January 14, 1998, pursuant to a Purchase Agreement, dated as of November 21, 1997, all of the partnership interests in the Partnerships were acquired by the Partners (NE LP and NE LLC) from the Sellers. The Partners are owned by direct subsidiaries of ESI Energy and Tractebel Power. See "Business -- The Partnerships and the Partners."

     The Acquisitions were accounted for using the purchase method of accounting. The consideration, paid in cash, to acquire the interests in the Partnerships of approximately $545 million including approximately $10 million of acquisition costs, was allocated to the assets and liabilities acquired based on their fair values.

     In connection with the Acquisitions, the Sanwa Credit Agreement, Sanwa Letters of Credit and the Sanwa Working Capital Facility were terminated and such agreements and the Debt Service Reserve Fund were replaced with Substitute Letters of Credit. In addition, the Cash Collateral Proceeds related to the Energy Bank Letters of Credit was released in exchange for a guaranty by one of the acquiring entities (the "FPL Group Capital Guaranty"). Because of the reduction in cash held by the Partnerships, future interest income is expected to be less than amounts recorded in prior periods. The Power Purchase Agreements were not affected by the transactions and contracts with third parties to provide fuel and operations and maintenance (O&M) services remain in place for, 16 and 4 years, respectively. The Projects are operated and maintained by Westinghouse Services, a subsidiary of Westinghouse Electric. On November 15, 1997, Westinghouse Electric announced that it intended to sell certain of its industrial businesses, including the business of Westinghouse Services, to Siemens AG. Each of the Partnerships is a party to a new Fuel Management Agreement with an affiliate of ESI Energy. Each of the Partnerships is also a party to a new O&M Agreement with ESI Operating Services, Inc. (the "New Operator") a direct and wholly-owned subsidiary of ESI Energy, pursuant to which the New Operator has agreed to operate and maintain the Projects following the expiration or early termination of the O&M Agreements. The Partnerships do not anticipate a material adverse effect related to this potential change in service provider.



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


     General and Administrative Expenses. General and administrative expenses for the year ended December 31, 1997 increased $1.6 million or 11% as compared to the year ended December 31, 1996. The primary cause for this increase was the write-off of approximately $1.5 million in accounts receivable. This receivable is related to an amount due from a Power Purchase Utility, which was in dispute. This receivable resulted from energy production above the amounts specified in a related Power Purchase Agreement and is being disputed by the purchasing utility. Other increases included annual escalation of management fees as well as increased consulting and overhead costs.

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

     The net gain/(loss) included in cost of power and steam sales resulting from the gas purchase options, swap agreements and forward purchases is as follows:


                                               For the year ended December 31,
                                             -----------------------------------
                                                1995         1996        1997
                                                ----         ----        ----
Net gain/(loss) included in cost power
  and steam sales..........................  $(448,000)   $5,246,000  $3,990,000


     The effect of these transactions is to fix the price of natural gas purchases made on the open market and, as such, these transactions have not had a material effect on total fuel costs.

Industry Deregulation

     On November 25, 1997, the Massachusetts legislature passed a comprehensive electric deregulation bill, the purpose of which is to establish a comprehensive framework for the restructuring of the electric utility industry. Additionally, industry restructuring efforts are also underway in New Jersey. While the Partnerships do not expect electric utility industry restructuring to result in material adverse changes to the Partnerships' Power Purchase Agreements, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain. See "Business -- Regulation -- Utility Industry Restructuring."

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The combined financial statements of the Partnerships and the financial statements of ESI Tractebel Funding are filed as part of this Form 10-K and are set forth on pages F-1 to F-27.

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

     Stephen R. Pritchard joined IEC in 1994 and served as Operations Manager until 1995, at which time he became Vice President of Operations. From 1981 to 1994, Mr. Pritchard held several responsible positions for the design, operations and maintenance of fossil power plants at Baltimore Gas and Electric Company. Mr. Pritchard holds a B.S. -- Mechanical Engineering degree from Northeastern University and an M.B.A. degree from Loyola College. He is a registered Professional Engineer in the State of Maryland.

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

     The following table lists the names and ages of the members of the Management Committee of NE LP.


             Name          Age    Affiliation
             ----          ---    -----------

    *Glenn E. Smith        40     FPL Energy--Vice President
     Kenneth P. Hoffman    46     FPL Energy--Vice President
    *Timothy R. Dunne      46     Tractebel Power--Senior Vice President
    *Paul J. Cavicchi      45     Tractebel Power--Executive Vice President

----------

*Subsequent to the filing of Form 10-K for the fiscal year ended December 31, 1997, such individuals left the Management Committee of NE LP and Scot C. Hathaway, Eric M. Heggeseth and W. E. (Wes) Schattner were appointed.

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

Limited Partnership     Northeast Energy LLC(1)(2)    Limited Partner                 1%LP
Interest

General Partnership     ESI GP(1)(2)                  General Partner in              1%GP
Interest                                              Northeast Energy LP

General Partnership     Tractebel GP(3)(4)            General Partner in              1%GP
Interest                                              Northeast Energy LP

Limited Partnership     ESI LP(1)(2)                  Limited Partner in             49%LP
Interest                                              Northeast Energy LP

Limited Partnership     Tractebel LP(3)(4)            Limited Partner in             49%LP
Interest                                              Northeast Energy LP

----------
(1) The address for each of Northeast Energy LP, Northeast Energy LLC, ESI GP and ESI LP is c/o FPL Energy, Inc., 700 Universe Blvd., Juno Beach, Florida 33408.
(2) ESI GP and ESI LP are wholly-owned, direct subsidiaries of ESI Energy. ESI Energy is a wholly-owned, indirect subsidiary of FPL Group, Inc.
(3) The address for each of Tractebel GP and Tractebel LP is c/o Tractebel Power, Inc., 1177 West Loop South, Suite 900, Houston, Texas 77027.
(4) Tractebel GP and Tractebel LP are wholly-owned, direct subsidiaries of Tractebel Power. Tractebel Power is a wholly-owned, indirect subsidiary of Tractebel, S.A.


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
                        Contract Services,
                        Inc.(2)


----------
(1) The address for ESI Northeast Energy Funding, Inc. is c/o FPL Energy, Inc., 700 Universe Blvd., Juno Beach, Florida 33408 and the address for Tractebel Power, Inc. is 1177 West Loop South, Suite 900, Houston, Texas 77027.

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


     ESI Tractebel Funding believes that each of the transactions set forth above were entered into on terms as fair as those that could be obtained from independent third parties.



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

     3. Exhibits

        Exhibit No.                 Description
        -----------                 -----------


        3.1*        Certificate of Incorporation of ESI Tractebel Funding Corp.
                    (formerly IEC Funding Corp.)

        3.1.1*****  Certificate of Amendment of Certificate of Incorporation of
                    IEC Funding Corp as filed with the Secretary of State of the State of Delaware on February 3, 1998

        3.2*****    By-laws of ESI Tractebel Funding Corp.

        3.3***** Amended and Restated Certificate of Limited Partnership of Northeast Energy Associates, A Limited Partnership, as filed with the Secretary of State of the Commonwealth of Massachusetts on March 31, 1986, as amended and restated on January 9, 1987 and November 6, 1987, as further amended on July 6, 1989 and as amended and restated on February 16, 1998

        3.4***** Amended and Restated Certificate of Limited Partnership of North Jersey Energy Associates, A Limited Partnership, as filed with the Secretary of State of the State of New Jersey on November 3, 1986, as amended and restated on January 14, 1987, June 25, 1987, March 4, 1988 and February 16, 1998


        3.5* Certificate of Incorporation of Intercontinental Energy Corporation, a Massachusetts corporation ("IEC"), the sole general partner of the Partnerships (the "General Partner")

        3.6*        By-laws of the General Partner

        3.7***** Amended and Restated Agreement of Limited Partnership of Northeast Energy Associates, A Limited Partnership, dated as of November 21, 1997

        3.8***** Amended and Restated Agreement of Limited Partnership of North Jersey Energy Associates, A Limited Partnership, dated as of November 21, 1997

        3.9***** Certificate of Limited Partnership of Northeast Energy, LP, a Delaware limited partnership, as filed with the Secretary of State of the State of Delaware on November 21, 1997

        3.10*****   Agreement of Limited Partnership of Northeast Energy, LP, a
                    Delaware limited partnership, dated as of November 21, 1997


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


        4.22*****   Second Supplemental Trust Indenture dated as of January 14,
                    1998 among IEC Funding Corp., Northeast Energy Associates, A
                    Limited Partnership, North Jersey Energy Associates, A
                    Limited Partnership and State Street Bank and Trust Company, as trustee.

        4.23*****   Amendment to Amended and Restated Assignment and Security
                    Agreement by and between NEA, NJEA, IEC and State Street
                    Bank and Trust Company dated as of January 14, 1998

        4.24*****   Termination of Pledge, Trust and Intercreditor Agreement
                    dated as of January 30, 1998 among NJEA, NEA, the Sanwa
                    Bank, Limited, New York Branch, as "Bank Agent," Sanwa Bank
                    Trust Company of New York, as trustee and State Street Bank and Trust Company, as Collateral Agent and the Bond Trustee


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

        10.15*** Declaration of Easements, Covenants, and Restrictions dated as of June 28, 1989 by NEA

        10.16*****  Operation and Maintenance Agreement dated as of November 21,
                    1997 by and between Northeast Energy, LP, a Delaware limited partnership and ESI Operating Services, Inc.

        10.17*****  Operation and Maintenance Agreement dated as of November 21,
                    1997 by and between Northeast Energy, LP, a Delaware limited partnership and ESI Operating Services, Inc.

        10.18*****  Fuel Management Agreement, dated as of January 20, 1998, by and between Northeast Energy, LP, a Delaware limited partnership and ESI Northeast Fuel Management, Inc., assigned by Northeast Energy, LP to Northeast Energy Associates, a limited partnership on January 20, 1998

        10.19*****  Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998, by and between Northeast Energy, LP, a Delaware limited partnership and ESI Northeast Fuel Management, Inc.

        10.20*****  Administrative Services Agreement dated as of November 21,
                    1997 between Northeast Energy, LP, a Delaware limited partnership and ESI Northeast Energy GP, Inc.

        12*         Statements regarding computation of ratios

        12.1 Statements regarding computation of Ratio of Earnings to Fixed Charges

        21.1*       Subsidiary of North Jersey Energy Associates, A Limited
                    Partnership.

        27.1*****   Financial Data Schedule - ESI Tractebel Funding Corp.

        27.2*****   Financial Data Schedule - Northeast Energy Associates

        27.3*****   Financial Data Schedule - North Jersey Energy Associates

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

** Incorporated herein by reference from the Annual Report on Form 10-K filed by IEC Funding and the Partnerships on April 1, 1996.

*** Incorporated herein by reference from the Quarterly Report on Form 10-Q filed by IEC Funding and the Partnerships on November 14, 1996.

**** Incorporated herein by reference from the Annual Report on Form 10-K filed by IEC Funding and the Partnerships on March 31, 1997.

***** Previously filed with Form 10-K for the year ended December 31, 1997 on March 22, 1998.

     (b)  Reports On Form 8-K:

          On December 2, 1997, IEC Funding Corp. and the Partnerships filed a report on Form 8-K dated December 2, 1997, in connection with the Acquisitions covering Item 5 (Other Events).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ESI Tractebel Funding Corp., has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of North Palm Beach, State of Florida, on August 10, 1998.

                                   ESI TRACTEBEL FUNDING CORP.



                                   By:  /s/ Glenn E. Smith
                                       -----------------------
                                        Glenn E. Smith
                                        Vice President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 10, 1998.


          Signature                             Title
          ---------                             -----


     /s/ Glenn E. Smith
------------------------------            Vice President
       Glenn E. Smith
(Principal Executive Officer)


     /s/ Peter D. Boylan
------------------------------            Treasurer
       Peter D. Boylan
  (Principal Financial and
     Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, North Jersey Energy Associates, A Limited Partnership, has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of North Palm Beach, State of Florida on August 10, 1998.

                              NORTH JERSEY ENERGY ASSOCIATES,
                              A LIMITED PARTNERSHIP

                              By:  NORTHEAST ENERGY LP, as
                                   General Partner

                                   By:  ESI NORTHEAST ENERGY GP,
                                        INC., as General Partner


                                   By:  /s/ Glenn E. Smith
                                       -------------------------
                                        Glenn E. Smith
                                        Vice President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 10, 1998.


          Signature                       Title
          ---------                       -----


     /s/ Glenn E. Smith
-------------------------------      Vice President
       Glenn E. Smith
(Principal Executive Officer)



     /s/ Peter D. Boylan
-------------------------------      Treasurer
       Peter D. Boylan
  (Principal Financial and
     Accounting Officer)

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Northeast Energy Associates, A Limited Partnership, has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized in the City of North Palm Beach, State of Florida on August 10, 1998.

                              NORTHEAST ENERGY ASSOCIATES,
                              A LIMITED PARTNERSHIP

                              By:  NORTHEAST ENERGY, LP, as
                                   General Partner

                                   By:  ESI NORTHEAST ENERGY GP,
                                        INC., as General Partner



                                   By:  /s/ Glenn E. Smith
                                       -------------------------
                                        Glenn E. Smith
                                        Vice President




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 10, 1998.


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

Notes to Combined Financial Statements..............................................................     F-8

ESI Tractebel Funding Corp. (formerly IEC Funding Corp.)

Report of Independent Accountants ..................................................................     F-21

Balance Sheet at December 31, 1996 and 1997.........................................................     F-22

Statement of Operations for the years ended December 31, 1995, 1996 and 1997........................     F-23

Statement of Cash Flows for the years ended December 31, 1995, 1996 and 1997........................     F-24

Notes to Financial Statements.......................................................................     F-25



                        Report of Independent Accountants


To the Partners of Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership

In our opinion, the accompanying combined balance sheet and the related combined statements of operations, of partners' deficit and of cash flows (appearing on pages F-3 through F-20) present fairly, in all material respects, the financial position of Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership, at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' managements; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

Boston, Massachusetts
March 24, 1998

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
                             COMBINED BALANCE SHEET

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1996        1997
                                                                                             --------    --------
                                                                                                (IN THOUSANDS)
                                          ASSETS
Current assets:
  Cash and cash equivalents...............................................................   $ 49,861    $ 61,203
  Accounts receivable.....................................................................     43,671      34,036
  Due from related party..................................................................        142         114
  Fuel inventories........................................................................      5,410       4,752
  Prepaid expenses and other current assets...............................................      2,566       3,052
                                                                                             --------    --------
Total current assets......................................................................    101,650     103,157
                                                                                             --------    --------

Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of
  $129,068,000 and $153,963,000 at December 31, 1996 and 1997, respectively)..............    373,781     349,365
Other fixed assets (net of accumulated depreciation of $438,000 and $535,000 at December
  31, 1996 and 1997, respectively)........................................................        304         181
Unamortized financing costs...............................................................     17,837      15,674
Other assets..............................................................................      3,806       4,012
Restricted cash...........................................................................     69,156      69,156
                                                                                             --------    --------
Total non-current assets..................................................................    464,884     438,388
                                                                                             --------    --------
Total assets..............................................................................   $566,534    $541,545
                                                                                             --------    --------
                                                                                             --------    --------

                            LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current portion of loans payable--ESI Tractebel Funding Corp.
     (formerly IEC Funding Corp.).........................................................   $ 24,075    $ 21,563
  Accounts payable........................................................................     14,528      15,450
  Due to related party....................................................................         --          71
  Other accrued expenses..................................................................      2,179       1,469
  Future obligations under interest rate swap agreements..................................      2,022         889
                                                                                             --------    --------
Total current liabilities.................................................................     42,804      39,442
                                                                                             --------    --------
Loans payable--ESI Tractebel Funding Corp. (formerly IEC Funding Corp.)...................    490,287     468,724
Amounts due utilities for energy bank balances............................................    220,922     230,565
                                                                                             --------    --------
Total non-current liabilities.............................................................    711,209     699,289
                                                                                             --------    --------
Total liabilities.........................................................................    754,013     738,731
                                                                                             --------    --------
Partners' deficit:
  General partner.........................................................................     (4,616)     (4,714)
  Limited partners........................................................................   (182,863)   (192,472)
                                                                                             --------    --------
Total partners' deficit...................................................................   (187,479)   (197,186)
                                                                                             --------    --------
Commitments and contingencies (Note 6)....................................................         --          --
                                                                                             --------    --------
Total liabilities and partners' deficit...................................................   $566,534    $541,545
                                                                                             --------    --------
                                                                                             --------    --------

   The accompanying notes are an integral part of these financial statements.

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
                        COMBINED STATEMENT OF OPERATIONS

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  1995        1996        1997
                                                                                --------    --------    --------
                                                                                         (IN THOUSANDS)
Revenue:
  Power sales to utilities...................................................   $276,022    $267,789    $307,530
  Steam sales................................................................      4,527       4,473       4,624
                                                                                --------    --------    --------
     Total revenue...........................................................    280,549     272,262     312,154
                                                                                --------    --------    --------
Costs and expenses:
  Cost of power and steam sales..............................................    132,839     138,727     151,476
  Operation and maintenance..................................................     24,699      22,854      25,689
  Depreciation...............................................................     24,904      24,978      24,992
  General and administrative expenses........................................     12,010      14,424      15,984
                                                                                --------    --------    --------
     Total costs and expenses................................................    194,452     200,983     218,141
                                                                                --------    --------    --------
     Operating income........................................................     86,097      71,279      94,013
                                                                                --------    --------    --------
Other expenses (income):
  Amortization of financing costs............................................      2,305       2,373       2,163
  Interest expense...........................................................     50,930      49,841      47,673
  Interest expense on energy bank balances...................................     16,657      19,675      17,435
  Interest income............................................................    (10,652)    (10,534)     (9,931)
                                                                                --------    --------    --------
     Total other expenses, net...............................................     59,240      61,355      57,340
                                                                                --------    --------    --------
     Net income..............................................................   $ 26,857    $  9,924    $ 36,673
                                                                                --------    --------    --------
                                                                                --------    --------    --------

   The accompanying notes are an integral part of these financial statements.

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
                    COMBINED STATEMENT OF PARTNERS' DEFICIT


                                                                                GENERAL     LIMITED     PARTNERS'
                                                                                PARTNER    PARTNERS      DEFICIT
                                                                                -------    ---------    ---------
                                                                                         (IN THOUSANDS)
Balance at December 31, 1994.................................................   $(3,670)   $ (89,258)   $ (92,928)
  Net income.................................................................       268       26,589       26,857
  Distribution to partners...................................................      (645)     (63,861)     (64,506)
                                                                                -------    ---------    ---------

Balance at December 31, 1995.................................................    (4,047)    (126,530)    (130,577)
  Net income.................................................................        99        9,825        9,924
  Distribution to partners...................................................      (668)     (66,158)     (66,826)
                                                                                -------    ---------    ---------

Balance at December 31, 1996.................................................    (4,616)    (182,863)    (187,479)
  Net income.................................................................       366       36,307       36,673
  Distribution to partners...................................................      (464)     (45,916)     (46,380)
                                                                                -------    ---------    ---------

Balance at December 31, 1997.................................................   $(4,714)   $(192,472)   $(197,186)
                                                                                -------    ---------    ---------
                                                                                -------    ---------    ---------

   The accompanying notes are an integral part of these financial statements.

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
                        COMBINED STATEMENT OF CASH FLOWS

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                 1995        1996         1997
                                                                               --------    ---------    ---------
                                                                                         (IN THOUSANDS)
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Cash received from utilities and other customers..........................   $287,638    $ 294,942    $ 314,293
  Cash paid to suppliers....................................................   (164,875)    (170,531)    (184,234)
  Interest paid.............................................................    (53,869)     (51,435)     (48,794)
  Bank commitment fees paid.................................................        (38)         (38)         (37)
  Interest received.........................................................      8,854       10,807        9,602
  Cash payments to general partner for operating activities.................     (2,914)      (5,031)      (4,897)
  Cash payments to owners/management........................................     (3,566)      (3,688)      (3,758)
                                                                               --------    ---------    ---------
     Net cash provided by operating activities..............................     71,230       75,026       82,175
                                                                               --------    ---------    ---------
Cash flows from investing activities:
  Net expenditures for facilities...........................................     (1,885)        (808)        (334)
  Expenditures for other fixed assets.......................................        (76)         (16)         (44)
  Decrease in restricted cash...............................................      3,432        9,412           --
                                                                               --------    ---------    ---------
     Net cash provided by (used for) investing activities...................      1,471        8,588         (378)
                                                                               --------    ---------    ---------
Cash flows from financing activities:
  Principal payments on debt................................................    (20,434)     (25,204)     (24,075)
  Payment of financing costs................................................     (5,739)          --           --
  Distributions to partners.................................................    (64,506)     (66,826)     (46,380)
                                                                               --------    ---------    ---------
     Net cash used for financing activities.................................    (90,679)     (92,030)     (70,455)
                                                                               --------    ---------    ---------
Net (decrease) increase in cash and cash equivalents........................    (17,978)      (8,416)      11,342
Cash and cash equivalents at beginning of year..............................     76,255       58,277       49,861
                                                                               --------    ---------    ---------
Cash and cash equivalents at end of year....................................   $ 58,277    $  49,861    $  61,203
                                                                               --------    ---------    ---------
                                                                               --------    ---------    ---------

Non-cash Investing Activities

In 1996 and 1997, total capitalized facility costs which were accrued at year end for payment were approximately $165,000 and $240,000, respectively.

   The accompanying notes are an integral part of these financial statements.

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
                 COMBINED STATEMENT OF CASH FLOWS--(CONTINUED)

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                 1995        1996         1997
                                                                               --------    ---------    ---------
                                                                                         (IN THOUSANDS)
Increase (Decrease) in Cash and Cash Equivalents
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities
Net income..................................................................   $ 26,857    $   9,924    $  36,673
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation..............................................................     24,904       24,978       24,992
  Amortization of financing costs...........................................      2,305        2,373        2,163
  (Increase) decrease in accounts receivable................................    (11,346)       7,794        9,635
  (Increase) decrease in amounts due from related parties...................        146         (142)          28
  (Increase) decrease in fuel inventories...................................         --         (894)         658
  (Increase) decrease in prepaid expenses and other current assets..........     (1,765)         347         (486)
  Increase in accounts payable..............................................        633          129          847
  Increase (decrease) in other accrued expenses.............................        394          186         (710)
  Increase (decrease) in amounts due to related parties.....................        111         (111)          71
  (Decrease) in future obligations under interest rate swap agreements......     (2,771)      (1,632)      (1,133)
  Increase in amounts due utilities for energy bank balances................     32,557       32,869        9,643
  (Increase) in other assets................................................       (795)        (795)        (206)
                                                                               --------    ---------    ---------
     Net cash provided by operating activities..............................   $ 71,230    $  75,026    $  82,175
                                                                               --------    ---------    ---------
                                                                               --------    ---------    ---------

   The accompanying notes are an integral part of these financial statements.

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     The enactment in 1978 of the Public Utility Regulatory Policies Act ('PURPA') and the adoption of the regulations thereunder by the Federal Energy Regulatory Commission ('FERC') provided incentives for the independent development of power production facilities, such as cogeneration, by requiring electric utilities to purchase power generated by qualifying facilities.

     Northeast Energy Associates, A Limited Partnership, ('NEA') and North Jersey Energy Associates, A Limited Partnership, ('NJEA') (or together, the 'Partnerships') operate in the independent power industry. The Partnerships were organized to develop, finance, construct, own, manage and operate two 300 megawatt ('MW') natural gas-fueled cogeneration facilities, one in Bellingham, Massachusetts and one in Sayreville, New Jersey. The Partnerships have been granted permission by FERC to operate the cogeneration facilities as qualifying facilities defined in PURPA and as defined in federal regulations.

     Through January 14, 1998, the general partner of each of the Partnerships was Intercontinental Energy Corporation ('IEC'), a Massachusetts corporation. IEC owned a one percent interest in each partnership and the individual stockholders of the general partner collectively owned the remaining partnership interests. On January 14, 1998, all of the partner interests in the Partnerships were acquired (Note 10).

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

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Unamortized Financing Costs

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

  Interest Rate Swap Agreements

     The Partnerships utilize hedge accounting for interest rate swap agreements when such agreements reduce the Partnership's exposure to interest rate risk, and are designated as and effective as economic hedges. Notional principal amounts in contracts and related settlement gains and losses on interest rate swap agreements are allocated to the Partnerships based on the relative amounts of outstanding borrowings that are unconditionally guaranteed, jointly and severally by the Partnerships, on the date on which the swap agreements were contracted. Prior to the refinancing (Note 5), gains and losses, based on the amount the Partnerships were entitled to receive or required to pay for additional interest, were determined at each calendar quarter-end based on the outstanding notional balance and the amount by which the contractual fixed rate exceeded or was less than the contractual variable rate. Such gains and losses were recognized as adjustments to interest expense. Subsequent to the refinancing (Note 5), the net payments required pursuant to all swap agreements and the change in the fair value of the swap agreements are recognized as adjustments to interest expense. The fair value of the swap agreements is recorded as a current liability. See Notes 5 and 9 for further disclosure regarding interest rate swap agreements.

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

  Revenue Recognition

     Revenue from power sales is recognized in accordance with Emerging Issues Task Force Issue No. 91-6, 'Revenue Recognition of Long-Term Power Sales Contacts.' Revenue is recognized based on power delivered at rates stipulated in power sales agreements, except that revenue is deferred to the extent that stipulated rates are in excess of amounts, either scheduled or specified, in the agreements. The excess amounts deferred are

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) accumulated in energy banks and are reflected as amounts due utilities for energy bank balances on the combined balance sheet. Revenue from steam sales is recognized upon delivery of the steam.

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

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

4. COGENERATION FACILITIES AND CARBON DIOXIDE FACILITY--(CONTINUED)
     The facility owned by NJEA is constructed on two parcels of land of approximately 49 acres acquired under various purchase and sale agreements.

  Power Sale Agreements

     Commencing in 1986, NEA entered into five power sale agreements with three major Massachusetts utilities to sell approximately 290 MW at initial floor prices per kilowatt hour ('Kwh'), subject to adjustment based on actual volumes of electricity purchased, escalation factors and other conditions. Performance under certain of these power sale agreements is secured by a second mortgage on the Bellingham facility. In 1987, NJEA entered into an agreement with a major New Jersey utility to sell 250 MW at an initial fixed price per Kwh subject to adjustments, as defined in the agreement. These power sale agreements have terms ranging from 20 to 30 years. All of the Partnerships' power sales to utilities are generated through these arrangements. As such, the Partnerships are directly affected by changes in the power generation industry. Substantially all of the Partnerships' accounts receivable are with utilities located in the Northeast portion of the United States. The Partnerships do not require collateral or other security to support their receivables. However, management does not believe significant credit risk exists at December 31, 1997. Sales to significant customers are as follows:

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

     Certain agreements require the establishment of suspense accounts ('energy banks') to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. Some energy banks bear interest at various rates specified in the agreements. A positive energy bank balance represents a liability of the applicable Partnership to the applicable power purchaser which will be reduced by subsequent sales of electric power to such power purchaser to the extent that in later periods the avoided cost rates scheduled or specified in such agreements rise above contract rates. The energy bank liabilities are secured by a second mortgage on the NEA site and facilities. For certain agreements requiring the establishment of energy banks, the Partnerships are required to provide collateral based on energy bank balances (Note 6). Amounts recorded in the energy banks may be required to be repaid in later periods.

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

     In 1990, NEA entered into the Amended and Restated NEA Steam Sales Agreement with a processor and seller of carbon dioxide ('NECO'). The Amended and Restated NEA Steam Sales Agreement has an initial term of 15 years, expiring June 1, 2007, with automatic extension for any renewal period elected under the NECO

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

4. COGENERATION FACILITIES AND CARBON DIOXIDE FACILITY--(CONTINUED)
Lease (described below). Pursuant to this agreement, NEA sells all the steam generated by the Bellingham facility at a price which fluctuates based on changes in the price of a specified grade of fuel oil.

     In conjunction with this contract, NEA has constructed a carbon dioxide facility and, in 1989, entered into a 15-year agreement to lease the facility to NECO (the 'NECO Lease'). The NECO Lease can be extended at the option of NECO for up to four consecutive five year periods. Base rent under the terms of the lease is $100,000 per month, adjusted by the operating results of the carbon dioxide facility for each month as outlined in the lease agreement. Additionally, NEA pays NECO $100,000 annually for administrative services rendered related to the operation of the carbon dioxide facility. NEA does not operate the carbon dioxide facility.

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

  Fuel Supply, Transportation and Storage Agreements

     Natural gas is provided to the facilities primarily under long-term contracts for supply, transportation and storage. The remaining fuel requirements of the facilities are provided under short-term 'spot' arrangements. The long-term natural gas supply is provided under contracts with ProGas Limited ('ProGas'), a Canadian gas marketing company, and Public Service Electric and Gas Company ('PSE&G'), a domestic retail gas distribution company. Transportation of the natural gas is provided by various pipeline companies, including CNG Transmission Company ('CNG'), Transcontinental Gas Pipe Line Corporation ('Transco') and Algonquin Gas Transmission Company ('Algonquin'). Gas storage agreements provide contractual arrangements for the storage of limited volumes of natural gas with third parties for future delivery to the projects.

     The ProGas contracts commenced in 1991. The initial terms of these contracts of 15 years were extended an additional seven years effective in 1994. Under the ProGas contracts, ProGas is required to arrange for the aggregation, gathering and transportation of gas from Alberta, Canada to the U.S. pipeline at Niagara, New York. The maximum total volumes of gas to be delivered under these contracts are approximately 48,800 and 22,000 MMBtu per day for NEA and NJEA, respectively. The contract price of the ProGas supply delivered to the import point, inclusive of transportation costs to that point, is determined with reference to a 'base price' in 1990, redetermined annually thereafter based on specified inflation indices. The PSE&G contract commenced in 1991. Under the PSE&G agreement, PSE&G will sell and deliver to NJEA up to 25,000 MMBtu per day of gas for a term of 20 years. The contract price of the PSE&G fuel is established monthly using a contractually specified mechanism.

     With the exception of the PSE&G arrangement, all of the Partnerships' long-term contractual arrangements call for monthly 'demand charge' payments. These demand charge payments, which are to reserve certain pipeline transportation capacity, are made regardless of the facilities' specific fuel requirements in any month and regardless of whether the facilities utilize the capacity reserved under the contracts. These demand charges totaled approximately $49 million, $48 million and $46 million in 1995, 1996 and 1997, respectively, and total payments under such contracts were approximately $98.3 million, $100.5 million and $112.5 million in 1995, 1996 and 1997, respectively, inclusive of demand charges. Under 1997 pricing conditions, the demand charge payments would be approximately $46 million under these contracts for each of the next five years and approximately $723 million over the remaining life of these contracts. Total charges under the contract with PSE&G, including transportation costs, during 1995, 1996 and 1997, were approximately $24.3 million, $32.4 million and $28.1 million, respectively. In the event that the available capacity under these agreements is

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

4. COGENERATION FACILITIES AND CARBON DIOXIDE FACILITY--(CONTINUED) not utilized by the operations of the facilities, the Partnerships have the opportunity under certain of these contractual agreements to sell unused capacity to third parties, but have not yet done so.

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

     On December 1, 1994, the Partnerships refinanced their existing borrowings by means of a placement of securities to qualified institutional investors as defined in Rule 144A of the Securities Act of 1933 ('Rule 144A'). Borrowings outstanding are as follows:

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                        1996            1997
                                                                                    ------------    ------------
8.43% Senior Secured Notes Due 2000..............................................   $ 95,482,000    $ 71,407,000
9.16% Senior Secured Notes Due 2002..............................................     31,500,000      31,500,000
9.32% Senior Secured Bonds Due 2007..............................................    215,740,000     215,740,000
9.77% Senior Secured Bonds Due 2010..............................................    171,640,000     171,640,000
                                                                                    ------------    ------------
                                                                                    $514,362,000    $490,287,000
                                                                                    ------------    ------------
                                                                                    ------------    ------------

     The above securities were issued through a special purpose funding corporation, IEC Funding Corp., established solely for the purpose of issuing the securities, and are unconditionally guaranteed, jointly and severally, by the Partnerships. Effective February 10, 1995, IEC Funding Corp. filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for purposes of effecting a public exchange offer whereby the securities listed above were exchanged for a new issue of securities (the 'Securities'). The Securities have terms identical to the securities issued in accordance with Rule 144A. Subsequent to the acquisition discussed in Note 10, IEC Funding Corp. changed its name to ESI Tractebel Funding Corp.

     Interest on the Securities is payable semiannually on each June 30 and December 30, commencing December 30, 1994. Principal repayments, which commenced on June 30, 1995, are made semiannually in amounts stipulated in the trust indenture. Future principal payments are as follows:

                 YEAR ENDING DECEMBER 31,
----------------------------------------------------------
         1998.............................................   $ 21,563,000
         1999.............................................     23,511,000
         2000.............................................     26,333,000
         2001.............................................     20,160,000
         2002.............................................     22,688,000
         Thereafter.......................................    376,032,000
                                                             ------------
                                                             $490,287,000
                                                             ------------
                                                             ------------

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

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

5. LOANS PAYABLE--(CONTINUED)
     The proceeds of the Securities were used (a) to purchase the notes outstanding under the original loan and credit agreement and (b) to make loans to the Partnerships. In connection with these two transactions, the notes outstanding under the loan and credit agreement were surrendered and new notes of the Partnerships were issued to ESI Tractebel Funding Corp. (formerly IEC Funding Corp.) in an aggregate principal amount equal to the aggregate principal amount of the Securities (the 'New Notes') and the loan and credit agreement was assigned to ESI Tractebel Funding Corp. (formerly IEC Funding Corp.) and amended and restated (the 'Amended and Restated Credit Agreement').

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

     Under the terms of the original loan and credit agreement, the Partnerships were required to enter into interest rate swap agreements ('Swaps') with certain financial institutions, providing for payments thereunder on a notional principal amount of indebtedness to be made by the Partnerships at fixed interest rates in exchange for payments to be made by such financial institutions at floating interest rates. Such existing Swaps remained in effect after the issuance of the Securities. In connection with the issuance of the Securities, the Partnerships entered into counter swap agreements in order to hedge the obligations of the Partnerships under such existing Swaps. As a result of the foregoing arrangements, after giving effect to the net payments to be made and received by the Partnerships pursuant to all of the Swaps, the Partnerships' net payments pursuant to the Swaps were equivalent to a fixed net interest rate of approximately 1.35% on the original specified notional principal amount, which was scheduled to decline periodically until the scheduled expiration of the Swaps in 1999. The Partnerships are jointly and severally liable under these agreements.

     The Partnerships' exposure to interest rate fluctuations could increase in the event of nonperformance by the bank who is party to the interest rate swap agreements; however, the Partnerships do not anticipate nonperformance by the bank. See Note 9 for additional information regarding interest rate swap agreements.

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

5. LOANS PAYABLE--(CONTINUED)
     As a result of the refinancing described above, the original Swaps no longer qualify as hedges and, therefore, must be recorded at fair value. Changes in fair value are recognized in the combined statement of operations. See Note 9 for information regarding fair value of financial instruments.

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

     Operation and Maintenance of the Cogeneration Facilities. In 1989, the Partnerships entered into two separate ten year operation and maintenance agreements with the same contractor responsible for constructing and installing the combined-cycle cogeneration plants for both facilities for an aggregate annual base consideration of approximately $11,100,000 subject to changes in specified indices. The agreements commenced during 1991 after the facilities became operational. The Partnerships each have an option to enter into a successor operation and maintenance agreement with the contractor for a ten year term following the expiration of the term of the original agreement, on either a cost plus payment basis or a fixed fee payment basis to be negotiated at the time of the operation exercise.

     Under the terms of these agreements in addition to the fees described above, the Partnerships are required to pay the operation and maintenance contractor a bonus payable annually over the term of the agreement, based on operating performance for each year ending on the anniversary of the respective commencement of operations (September 1, 1991 for NJEA and October 1, 1991 for
NEA). The Partnerships incurred $5,375,000, $3,482,000 and $5,823,000 related to this bonus in 1995, 1996 and 1997, respectively.

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

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

6. COMMITMENTS AND CONTINGENCIES--(CONTINUED)
     The total amount paid in connection with the operation and maintenance agreements were $18,481,000, $17,512,000 and $20,488,000 in 1995, 1996, and
1997, respectively.

  Operating Lease

     Lease payments under the operating lease for the land in Bellingham, Massachusetts (Note 4) are as follows:

                  YEAR ENDING DECEMBER 31,
------------------------------------------------------------
         1998...............................................   $  189,000
         1999...............................................      201,000
         2000...............................................      213,000
         2001...............................................      225,000
         2002...............................................      237,000
         Thereafter.........................................    2,760,000
                                                               ----------
                                                               $3,825,000
                                                               ----------
                                                               ----------

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

8. OTHER RELATED PARTY TRANSACTIONS

     Subsequent to the commencement of operations of the Partnerships, the general partner began to pay certain expenses as a convenience for the Partnerships. These expenses are reimbursed to the general partner at cost. Common costs are allocated evenly between the Partnerships. Management believes this allocation methodology is reasonable. The average annual balances due from
(to) the general partner for NEA and NJEA were $22,000 and $(4,500), respectively, in 1995; $(25,500) and $41,000, respectively, in 1996; and $(16,500) and $109,000,

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

8. OTHER RELATED PARTY TRANSACTIONS--(CONTINUED) respectively, in 1997. Such amounts do not bear interest. The following represents the activity between the Partnerships and the general partner for the years ended December 31, 1995, 1996 and 1997:

                                                                        NEA           NJEA
                                                                     ----------    ----------
For the year ended December 31, 1995:
Expenses paid by the general partner:
  Payroll and related expenses....................................   $1,053,000    $  878,000
  Travel..........................................................       76,000        76,000
  Office space and utilities......................................      126,000       125,000
  Professional fees, insurance and other..........................      424,000       413,000
                                                                     ----------    ----------
                                                                      1,679,000     1,492,000
Payments to the general partner...................................    1,457,000     1,457,000
                                                                     ----------    ----------
Payments in excess of expenses....................................     (222,000)      (35,000)
Due from (to) general partner, December 31, 1994..................      133,000        13,000
                                                                     ----------    ----------
Due from (to) general partner, December 31, 1995..................   $  (89,000)   $  (22,000)
                                                                     ----------    ----------
                                                                     ----------    ----------
For the year ended December 31, 1996:
Expenses paid by the general partner:
  Payroll and related expenses....................................   $1,364,000    $1,311,000
  Travel..........................................................       95,000        95,000
  Office space and utilities......................................      128,000       128,000
  Professional fees, insurance and other..........................      827,000       830,000
                                                                     ----------    ----------
                                                                      2,414,000     2,364,000
Payments to the general partner...................................    2,541,000     2,490,000
                                                                     ----------    ----------
Payments in excess of expenses....................................      127,000       126,000
Due from (to) general partner, December 31, 1995..................      (89,000)      (22,000)
                                                                     ----------    ----------
Due from (to) general partner, December 31, 1996..................   $   38,000    $  104,000
                                                                     ----------    ----------
                                                                     ----------    ----------
For the year ended December 31, 1997:
Expenses paid by the general partner:
  Payroll and related expenses....................................   $1,402,000    $1,332,000
  Travel..........................................................       88,000        88,000
  Office space and utilities......................................      168,000       168,000
  Professional fees, insurance and other..........................      934,000       816,000
                                                                     ----------    ----------
                                                                      2,592,000     2,404,000
Payments to the general partner...................................    2,483,000     2,414,000
                                                                     ----------    ----------
Payments in excess of expenses....................................     (109,000)       10,000
Due from (to) general partner, December 31, 1996..................       38,000       104,000
                                                                     ----------    ----------
Due from (to) general partner, December 31, 1997..................   $  (71,000)   $  114,000
                                                                     ----------    ----------
                                                                     ----------    ----------

     The Partnerships made direct or indirect payments to the general partner (excluding ratable distributions by the Partnerships to their Partners) aggregating approximately $6,480,000 during the year ended December 31, 1995, $8,719,000 during the year ended December 31, 1996 and $8,655,000 during the year ended December 31, 1997.

     Fees payable by the Partnerships are limited to the management costs permitted under the trust indenture governing the Securities (the 'Project Indenture'), which consists of two components: (i) out-of-pocket costs

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

8. OTHER RELATED PARTY TRANSACTIONS--(CONTINUED) payable to third parties (including allocated rent and independent legal, consulting and accounting fees and including salary and related benefits of individuals) and (ii) for each calendar year, an amount equal to $3,500,000, $1,500,000 of which is the subordinated management fee (each such amount inflated annually in accordance with the Project Indenture). All costs identified in clause (i) may be included as part of the management costs and paid from project revenues only to the extent such costs are certified by the Partnerships as being reasonably allocable to the Projects. The amounts described in clause (ii) for the years ended December 31, 1996 and 1997 were approximately $3,688,000 and $3,758,000, respectively, and are subject to escalation as set forth in the Project Indenture.

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

     The Partnerships control the credit risk arising from these instruments through credit approvals, limits and monitoring procedures. There are no significant concentrations of credit risk. The Partnerships do not normally require collateral or other security to support financial instruments with credit risks. In the event other parties to these instruments fail to perform in accordance with the contract terms, the Partnerships would incur an estimated accounting loss, as measured by the fair value of these instruments at December 31, 1996 and 1997, of $1,671,000 and $2,527,000, respectively. Any such loss of value would be realized through the then-current market rates in future periods.

     The following table sets forth the contract or notional amounts of these financial instruments. While indicating the size of the transaction entered into, the amounts do not represent the Partnerships' exposure to loss in the event of nonperformance by the counterparties involved. The Partnerships do not anticipate nonperformance by the counterparties.

                                                              CONTRACT OR                   CONTRACT OR
                                                            NOTIONAL AMOUNT               NOTIONAL AMOUNT
                                                            AT DECEMBER 31,               AT DECEMBER 31,
                                                                  1996                          1997
                                                       --------------------------    --------------------------
                                                            $            MMBTU            $            MMBTU
                                                       -----------    -----------    -----------    -----------
Interest rate swap agreements.......................    20,335,000             --     12,940,000             --
Gas purchase swap agreements........................            --     28,600,000             --     21,920,000
Gas forward purchases...............................            --        418,000             --             --

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

9. FINANCIAL INSTRUMENTS--(CONTINUED)
     The net effect on interest expense due to the interest rate swap agreements and the net gain/(loss) included in cost of power and steam sales resulting from the gas purchase options, swap agreements and forward purchases is as follows:

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                    1995          1996          1997
                                                                 ----------    ----------    ----------
Net effect on interest expense--(decrease) increase...........   $ (486,000)   $  137,000    $  103,000
Net (loss)/gain included in cost of power and steam sales.....     (448,000)    5,246,000     3,990,000

     The estimated fair value and related carrying amounts of certain financial instruments is as follows:

                                                     DECEMBER 31, 1996                 DECEMBER 31, 1997
                                               ------------------------------    ------------------------------
                                                                   RELATED                           RELATED
                                                                  CARRYING                          CARRYING
                                                FAIR VALUE         AMOUNT         FAIR VALUE         AMOUNT
                                                     $                $                $                $
                                               -------------    -------------    -------------    -------------
Loans payable...............................    (564,075,000)    (514,362,000)    (526,010,000)    (490,287,000)
Restricted cash.............................      69,156,000       69,156,000       69,156,000       69,156,000
Interest rate swap agreements...............      (2,022,000)      (2,022,000)        (889,000)        (889,000)
Gas purchase swap agreements................       1,671,000               --        2,527,000               --
Gas forward purchases.......................        (143,000)              --               --               --

     The estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

     The following methods and assumptions were used to estimate the fair values of certain instruments:

          Loans payable. The fair value of loans payable at December 31, 1996 was estimated by an independent third party valuation based on the fixed nature of the loans, the credit risk associated with such loans and the current borrowing environment available to the Partnerships. The estimated fair value of the loans payable at December 31, 1997 has been determined based upon the borrowing rate (8%) currently available to the Partnerships for debt instruments with similar terms and average maturities.

          Restricted cash. The fair value of restricted cash is estimated based upon the fixed yield and term of the investment and rates currently available to the Partnerships for deposits of similar maturities.

          Interest rate swap agreements. The fair value of interest rate swap agreements is the estimated amount that the banks would receive to terminate the swap agreements, taking into account current interest rates and the creditworthiness of the swap counterparties.

          Natural gas hedging instruments The fair value of natural gas hedging instruments is based upon the amounts the Partnerships would be entitled to receive or required to pay if the contracts were terminated at the reporting date, taking into account the forward prices of natural gas on the reporting date, the fixed purchase prices of the contracts and the exercise dates of the contracts.

10. SUBSEQUENT EVENTS

     On January 14, 1998, pursuant to the purchase agreement dated as of November 21, 1997, all of the partner interests in the Partnerships were acquired by Tractebel, S.A. and FPL Group, Inc., through their wholly owned subsidiaries, for approximately $535 million in cash and the assumption of the Partnerships' outstanding debt. The acquisition will be accounted for under the purchase method; accordingly, the carrying value of the assets acquired and liabilities assumed of the Partnerships will be adjusted based upon the final purchase price allocation. Concurrent with and related to the acquisition of the Partnerships, IEC Funding Corp. was also

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
             NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

10. SUBSEQUENT EVENTS--(CONTINUED)
acquired and its name changed to ESI Tractebel Funding Corp. Subsequent to the acquisition, the working capital facility was terminated and the letters of credit facility and the Debt Service Reserve Fund were replaced with new letter of credit arrangements (Notes 5 and 6) and the cash collateral requirement related to the energy bank balances was eliminated in exchange for the guarantee of one of the acquiring entities (Note 6).

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
                                                    ==============     ==============

                          ESI TRACTEBEL FUNDING CORP.
                          (FORMERLY IEC FUNDING CORP.)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

3.   Placement of Securities--(Continued)

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

                          ESI TRACTEBEL FUNDING CORP.
                          (FORMERLY IEC FUNDING CORP.)
                   NOTES TO FINANCIAL STATEMENTS--(Continued)



3.   Placement of Securities--(Continued)

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

4.   Subsequent Events

     On January 14, 1998, pursuant to the purchase agreement dated as of November 21, 1997, all of the partner interests in the Partnerships were acquired by Tractebel, S.A. and FPL Group, Inc. through their wholly owned subsidiaries, for approximately $535 million in cash and the assumption of the Partnerships' outstanding debt. The acquisition will be accounted for under the purchase method; accordingly, the carrying value of the assets acquired and liabilities assumed of the Partnerships will be adjusted based upon the final purchase price allocation. Concurrent with and related to the acquisition of the Partnerships, IEC Funding Corp. was also acquired and its name changed to ESI Tractebel Funding Corp. Subsequent to the acquisition, the working capital facility was terminated and the letters of credit facility and the Debt Service Reserve Fund were replaced with new letter of credit arrangements and the cash collateral requirement related to the energy bank balances was eliminated in exchange for the guarantee of one of the acquiring entities.

     The financial statements of the Partnerships are included on pages F-2 through F-20.