Form 10-Q
period 1998-06-30
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES
filed 1998-08-13
CIK 934665, 934666, 934667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

			     Washington, D.C. 20549



				    FORM 10-Q



	     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


		For the quarterly period ended June 30, 1998


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
	       A Limited Partnership
	       (a New Jersey corporation)
	       ------------------------------------------
	       c/o FPL Energy, Inc.
	       700 Universe Boulevard
	       Juno Beach, Florida 33408-2683
	       (561) 691-7171

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

The business and profitability of the Company and Partnerships are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, unanticipated development project delays or changes in project costs, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements, and any unanticipated impact of the year 2000, including delays or changes in costs of year 2000 compliance, or the failure of major suppliers, customers and others with whom the Company and the Partnerships do business to resolve their own year 2000 issues on a timely basis.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Company and Partnerships.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ESI TRACTEBEL FUNDING CORP.
BALANCE SHEETS
(Thousands of Dollars)


											   June 30,
											     1998      December 31,
											  (Unaudited)      1997
ASSETS
Current assets:
  Cash ...............................................................................     $       1    $       1
  Current portion of notes receivable from the Partnerships ..........................        22,537       21,563
    Total current assets .............................................................        22,538       21,564

Notes receivable from the Partnerships ...............................................       456,968      468,724

TOTAL ASSETS .........................................................................     $ 479,506    $ 490,288


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of securities payable ..............................................     $  22,537    $  21,563

Securities payable ...................................................................       456,968      468,724

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding .......             1            1

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................     $ 479,506    $ 490,288



The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL FUNDING CORP.
STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)


								   Three Months Ended       Six Months Ended
									June 30,                June 30,
								     1998      1997          1998      1997
Interest income ..............................................     $ 11,446  $ 11,952      $ 22,891  $ 23,905
Interest expense .............................................      (11,446)  (11,952)      (22,891)  (23,905)

NET INCOME ...................................................     $      -  $      -      $      -  $      -



The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP.
STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)


											     Six Months Ended
												  June 30,
											     1998          1997
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................     $       -    $       -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment received from the Partnerships....................................        10,782       12,038
  Principal payment on debt ..........................................................       (10,782)     (12,038)
    Net cash provided by financing activities ........................................             -            -

Net increase in cash .................................................................             -            -
Cash at beginning of period ..........................................................             1            1
Cash at end of period ................................................................     $       1    $       1

Supplemental disclosures of cash flow information:
  Cash paid for interest .............................................................     $  22,891    $  23,905



The accompanying notes are an integral part of these financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEETS
(Thousands of Dollars)


											    June 30,   December 31,
											     1998          1997
											  (Unaudited)  (Prior Basis)
ASSETS
Current assets:
  Cash and cash equivalents ..........................................................     $   24,675   $  61,203
  Accounts receivable ................................................................         36,657      34,036
  Due from related party .............................................................              -         114
  Fuel inventories ...................................................................          3,413       4,752
  Prepaid expenses and other current assets...........................................            802       3,052
    Total current assets .............................................................         65,547     103,157

Non-current assets:
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $10,123 and $153,963, respectively) ..............................        502,928     349,365
  Power purchase contracts (net of accumulated amortization of $23,394) ..............        865,362           -
  Unamortized financing costs ........................................................              -      15,674
  Other assets .......................................................................            123       4,193
  Restricted cash ....................................................................              -      69,156
    Total non-current assets .........................................................      1,368,413     438,388

TOTAL ASSETS .........................................................................     $1,433,960   $ 541,545


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of notes payable - ESI Tractebel Funding Corp. .....................     $   22,537   $  21,563
  Accounts payable ...................................................................         14,587      15,450
  Due to related party ...............................................................          1,498          71
  Other accrued expenses .............................................................          5,846       2,358
    Total current liabilities ........................................................         44,468      39,442

Non-current liabilities:
  Deferred credit - O&M and fuel contracts ...........................................        340,418           -
  Notes payable - ESI Tractebel Funding Corp. ........................................        456,968     468,724
  Amounts due utilities for energy bank balances .....................................        172,649     230,565
    Total non-current liabilities ....................................................        970,035     699,289

Partners' equity (deficit):
  General partner ....................................................................          4,194      (4,714)
  Limited partners ...................................................................        415,263    (192,472)
    Total partners' equity (deficit) .................................................        419,457    (197,186)

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY ...............................................     $1,433,960   $ 541,545



The accompanying notes are an integral part of these financial statements.


NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)


										   Six Months Ended June 30,
											Period from
									 Period from    January 1,
						 Three Months Ended      January 14,      1998 to
						      June 30,             1998 to      January 13,
							     1997          June 30,        1998          1997
						  1998   (Prior Basis)       1998      (Prior Basis)  (Prior Basis)
REVENUES ..................................     $66,458     $72,092        $141,197      $13,109       $154,428

COSTS AND EXPENSES:
  Fuel ....................................      27,637      39,234          57,154        5,774         77,482
  Operation and maintenance ...............       3,890       5,991           8,628          974         12,756
  Depreciation and amortization ...........      18,024       6,253          33,532          894         12,503
  General and administrative ..............       2,194       3,467           4,089          538          6,820
    Total costs and expenses ..............      51,745      54,945         103,403        8,180        109,561

OPERATING INCOME ..........................      14,713      17,147          37,794        4,929         44,867

OTHER EXPENSE (INCOME):
  Interest expense ........................      15,952      16,936          29,664        2,422         33,793
  Interest income .........................        (857)     (2,403)         (1,510)        (402)        (4,592)
    Total other expense - net .............      15,095      14,533          28,154        2,020         29,201

NET INCOME (LOSS) .........................    $   (382)   $  2,614        $  9,640      $ 2,909       $ 15,666



The accompanying notes are an integral part of these financial statements.


NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)


										   Six Months Ended June 30,
											Period from
									  Period from   January 1,
									  January 14,     1998 to
									    1998 to     January 13,
									    June 30,       1998           1997
									     1998      (Prior Basis)  (Prior Basis)
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................    $  39,624     $  1,432       $ 40,240

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................................            -            -           (216)
  Net cash used in investing activities ..............................            -            -           (216)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on notes .........................................      (10,782)           -        (12,038)
  Release of restricted cash collateral ..............................       69,156            -              -
  Distributions to partners ..........................................     (135,958)           -        (32,636)
  Net cash used in financing activities ..............................      (77,584)           -        (44,674)

Net increase (decrease) in cash and cash equivalents .................      (37,960)       1,432         (4,650)
Cash and cash equivalents at beginning of period .....................       62,635       61,203         49,861
Cash and cash equivalents at end of period ...........................    $  24,675     $ 62,635       $ 45,211

Supplemental disclosures of cash flow information:
  Cash paid for interest .............................................    $  23,315     $      -       $ 24,703

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


The accompanying financial statements should be read in conjunction with the 1997 Form 10-K (as amended) for the Company and the Partnerships. In the opinion of management of the Company and Partnerships, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior period's financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

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

The acquisition of the Partnerships was accounted for using the purchase method of accounting and is subject to the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 54 and the rules of pushdown accounting, which gave rise to the new basis of accounting. The net amount paid to acquire the interests in the Partnerships of approximately $545 million including approximately $10 million of acquisition costs, was allocated to the assets and liabilities acquired based on their fair values.

2. Summary of Significant Accounting Policies

Basis of Presentation - The Partnerships' combined balance sheet as of June 30, 1998 and the combined statements of operations and cash flows for the period from January 14, 1998 to June 30, 1998 and for the three months ended June 30, 1998 are reported under the new basis of accounting described above. The Partnerships' combined balance sheet as of December 31, 1997 and the combined statements of operations and cash flows for the period from January 1, 1998 to January 13, 1998 and for the three and six months ended June 30, 1997 represent historical financial data of the Partnerships prior to the acquisition.

The following is a summary of the Partnerships' assets acquired and liabilities assumed in the acquisition (thousands of dollars):

Assets:
Current assets .........................................   $114,554
Restricted cash ........................................   $ 69,156
Cogeneration facilities and carbon dioxide facility ....   $513,066
Power purchase contracts ...............................   $888,756
Other assets ...........................................   $    126

Liabilities:
Current liabilities ....................................   $ 47,338
Operation and maintenance (O&M) contracts ..............   $ 18,749
Fuel contracts .........................................   $333,544
Energy bank balances ...................................   $171,530
Notes payable ..........................................   $468,723

Carrying values of current assets, restricted cash and current liabilities were considered to closely approximate fair value and were not adjusted. Power purchase contracts were assigned a value based on the estimated amount to be received over the contract period in excess of an independent appraiser's assessment of market rates for power, discounted to the date of acquisition. The cogeneration facilities and carbon dioxide facility were initially assigned value based on an assessment of current replacement cost for similar capacity, without the acquired power purchase agreements. In accordance with Accounting Principles Board Opinion No. 16, the values assigned to these long-lived assets were reduced by the net excess of the fair values of all assets acquired over the purchase price. O&M and fuel contract obligations were determined based on expected cash flows during the contract periods compared to estimated cash flows for similar services if contracted for currently, discounted to the date of acquisition. Notes payable include the previously-existing debt of the Partnerships that was considered to approximate market value. Energy bank balances were assigned a value representing the estimated present value of future payments to utilities in connection with certain existing power purchase agreements.

The following unaudited pro forma information has been prepared assuming that the acquisition had occurred at the beginning of the periods presented (thousands of dollars).

										     Six Months       Six Months
										       Ended            Ended
										      June 30,         June 30,
											1998             1997
Revenues ......................................................................       $154,306         $154,428
Operating income ..............................................................       $ 42,072         $ 37,064
Net income ....................................................................       $ 11,711         $  5,246


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

Major Maintenance - Effective January 14, 1998, maintenance expenses are accrued for certain identified major maintenance and repair items related to the Partnerships' facilities. The expenses are accrued ratably over each major maintenance cycle. The amounts accrued relate to maintenance costs required for the equipment to operate over its depreciable life. The expense recognized for this accrual was $1.1 million for the second quarter and $1.7 million year to date.

3. Commitments and Contingencies

Subsequent to the acquisition on January 14, 1998, certain credit arrangements were terminated and replaced with new letters of credit and a guaranty to satisfy requirements in certain power purchase agreements. Specifically, new energy bank letters of credit were issued in face amounts of $12,656,000 and $54,000,000. The $12,656,000 letter of credit expires on
December 31, 1998 and can be drawn upon on one occasion in the event that a certain power purchase agreement has terminated at a time when there was a positive energy bank balance existing in favor of the power purchaser. The $54,000,000 letter of credit expires on December 31, 1998 and can be drawn upon in multiple drawings in the event that a certain power purchase agreement has terminated at the time when there was a positive energy bank balance existing in favor of the power purchaser. A guaranty was made by a subsidiary of FPL Group, Inc. in favor of the Partnerships Trustee. The guarantor unconditionally and irrevocably guarantees the payment of an amount equal to 50% of the debt service reserve requirement with respect to the Company's securities. The guaranty expires on December 31, 1998 but is automatically extended for successive one-year periods unless the guarantor gives notice that it will not renew. Once the new credit arrangements were in place, cash of approximately $69.2 million (plus approximately $2.5 million in accrued interest) was released and distributed to the Partners. Additionally, new letters of credit were issued in substitution for cash on deposit in Partnership trust accounts and approximately $33.2 million in cash was released and distributed to the Partners.

4. Related Party Information

On February 12, 1998, Northeast Energy, LP received $220 million in proceeds from the issuance of 7.99% Secured Bonds Due 2011 (the Securities). The Securities were issued by an entity related to Northeast Energy, LP and the proceeds were loaned to Northeast Energy, LP. The Securities are payable solely from payments to be made by Northeast Energy, LP and are not obligations of the Partnerships. Payments with respect to the Securities will be effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships. Northeast Energy, LP has guaranteed the payment of the Securities and has pledged its investment in the Partnerships as security.

Administrative Services Agreement - Northeast Energy, LP and a related entity have entered into an Administrative Services Agreement (the Agreement) that provides for management and administrative services to the Partnerships. The Agreement extends for a 20-year term, expires in 2018, pays a minimum of $600,000 per year and pays costs and expenses of performing services. For the period ended June 30, 1998, the Partnerships have incurred $368 thousand dollars under the Agreement.

Operation and Maintenance Agreements - Northeast Energy, LP and a related entity have entered into operation and maintenance agreements (the New O&M Agreements) that provide for the operation and maintenance of the Partnerships on the day following the expiration or early termination of the current O&M provider. The New O&M Agreements extend for an initial term of 18 years until January 14, 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The New O&M Agreements pay costs and expenses of performing services and $750,000 per year, subject to certain adjustments, for each Partnership. For the period ended June 30, 1998, the Partnerships have incurred $703 thousand dollars under the New O&M Agreements.

Fuel Management Agreements - Northeast Energy, LP and a related entity have entered into Fuel Management Agreements (the Fuel Agreements) that provide for the management of all natural gas or fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The Fuel Agreements extend for 25 years and expire in 2023. The Fuel Agreements pay a minimum of $450,000 per year for each Partnership and pay all costs and expenses of performing services. For the period ended June 30, 1998, the Partnerships have incurred $424 thousand dollars under the Fuel Agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Company and the Partnerships


This discussion should be read in conjunction with the Notes to Financial Statements contained herein and with the 1997 Form 10-K (as amended) for the Company and the Partnerships. The results of operations for an interim period may not give a true indication of results for the year.

RESULTS OF OPERATIONS

The Company - Semi-annual debt principal payments and debt interest payments of $10.8 million and $22.9 million, respectively, were made by the Company in June 1998.

The Partnerships for the three and six months ended June 30, 1997 -
Revenues for the second quarter and year to date totaled $72.1 million and $154.4 million, respectively, and were comprised of $71.0 million and $152.0 million, respectively, of power sales to utilities and $1.1 million and $2.4 million, respectively, of steam sales. Power sales to utilities reflect changes in utility energy bank balances which are determined in accordance with scheduled or specified rates under certain power purchase contracts.

Fuel expense of $39.2 million and $77.5 million, respectively, includes fuel purchased for the Partnerships and fixed and variable costs associated with delivery and use of the fuel for operations.

O&M expenses of $6.0 million and $12.8 million, respectively, are comprised of O&M provider fees and site utility expenses, as well as performance bonuses and heat rate bonuses payable under the O&M agreements.

Depreciation and amortization of $6.3 million and $12.5 million, respectively, is comprised of depreciation for the cogeneration and carbon dioxide facilities.

General and administrative expenses of $3.5 million and $6.8 million, respectively, are comprised primarily of management and professional fees.

Interest expense is comprised primarily of interest on notes payable to IEC Funding Corp. ($12.1 million and $24.1 million, respectively) and interest on energy bank balances ($4.3 million and $8.6 million, respectively).

Interest income of $2.4 million and $4.6 million, respectively, reflects cash balances earning investment income.

The Partnerships for the period from January 1, 1998 to January 13, 1998 (pre-acquisition) - Revenues for the thirteen-day period totaled $13.1 million and were comprised of $12.9 million of power sales to utilities and $200 thousand of steam sales. Power sales to utilities reflect changes in utility energy bank balances which are determined in accordance with scheduled or specified rates under certain power purchase contracts.

Fuel expense of $5.8 million includes fuel purchased for the Partnerships and the fixed and variable costs associated with the delivery and use of the fuel for operations.

O&M expenses of $974 thousand are comprised of O&M provider fees and site utility expenses.

Depreciation and amortization of $894 thousand is comprised of depreciation for the cogeneration and carbon dioxide facilities.

General and administrative expenses of $538 thousand are comprised primarily of management fees.

Interest expense is comprised primarily of interest on notes payable to IEC Funding Corp. ($1.7 million) and interest on energy bank balances ($630 thousand).

Interest income reflects cash balances earning investment income.

The Partnerships for the three month period ended June 30, 1998 and for the period from January 14, 1998 to June 30, 1998 (post-acquisition) - Subsequent to January 13, 1998 the basis of presentation of the results of operations for the Partnerships on a going forward basis was changed to reflect the new basis of accounting discussed in Note 1 and Note 2.

Revenues for the second quarter and period to date totaled $66.5 million and $141.2 million, respectively, and were comprised of $65.5 million and $139.0 million, respectively, of power sales to utilities and $1.0 million and $2.2 million, respectively, of steam sales. Power sales to utilities reflect changes in utility energy bank balances of $3.3 million and $7.3 million, respectively, which are determined in accordance with scheduled or specified rates under certain power purchase contracts. Revenues for the second quarter and period to date reflect lower generation and availability resulting from a scheduled inspection and maintenance outage at the Bellingham, MA facility.

Fuel expense of $27.6 million and $57.2 million, respectively, is comprised of $32.8 million and $66.9 million, respectively, of fuel purchased for the Partnerships and the fixed and variable costs associated with the delivery and use of the fuel for operations. These fuel costs are offset by $5.2 million and $9.7 million, respectively, of deferred credit amortization for fuel contracts as a result of the purchase price allocation of the acquisitions. Fuel expense for the second quarter and period to date reflects decreased fuel consumption as a result of the scheduled inspection and maintenance outage mentioned above.

O&M expenses of $3.9 million and $8.6 million, respectively, are comprised of O&M provider fees and site expenses of $5.1 million and $10.8 million, respectively, offset by $1.2 million and $2.2 million, respectively, of deferred credit amortization for O&M contracts as a result of the purchase price allocation of the acquisitions. Included in O&M expenses is the major maintenance accrual described in Note 2.

Depreciation and amortization of $18.0 million and $33.5 million, respectively, is comprised of depreciation for the cogeneration and carbon dioxide facilities of $5.4 million and $10.1 million, respectively, and $12.6 million and $23.4 million, respectively, of amortization of the power purchase contracts as a result of the purchase price allocation of the acquisitions.

General and administrative expenses of $2.2 million and $4.1 million, respectively, are comprised primarily of management and professional fees and site expenses.

Interest expense of $16.0 million and $29.7 million, respectively, is comprised primarily of interest on notes payable to ESI Tractebel Funding Corp. ($11.5 million and $21.3 million, respectively) and interest on energy bank balances ($4.5 million and $8.4 million, respectively).

Interest income reflects cash balances earning investment income and reflects the impact of the release and distribution of debt service reserve cash on January 21, 1998 and energy bank collateral restricted cash on February 3, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated by the Partnerships during the six month period ended June 30, 1998 was sufficient to fund operating expenses as well as fund the debt service requirements of the Company. For the period ended June 30, 1998, there have been $136.0 million in distributions to partners which includes a $31.0 million distribution in the second quarter of 1998 - see Note 3.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit
      Number                                       Description
       27.1        Financial Data Schedule for the six months ended June 30, 1998 -
		     ESI Tractebel Funding Corp.
       27.2        Financial Data Schedule for the period January 1, 1998 to January 13, 1998 -
		     Northeast Energy Associates, A Limited Partnership
       27.3        Financial Data Schedule for the period January 1, 1998 to January 13, 1998 -
		     North Jersey Energy Associates, A Limited Partnership
       27.4        Financial Data Schedule for the period January 14, 1998 to June 30, 1998 -
		     Northeast Energy Associates, A Limited Partnership
       27.5        Financial Data Schedule for the period January 14, 1998 to June 30, 1998 -
		     North Jersey Energy Associates, A Limited Partnership

(b)   Reports on Form 8-K

      None







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



Date: August 13, 1998


		PETER D. BOYLAN
		Peter D. Boylan
		Treasurer