Form 10-Q
period 1998-09-30
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 1998-11-10
CIK 934665, 934666, 934667, 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998


                                       OR


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               Exact name of Registrants as specified in
               their charters, State of Incorporation,       IRS Employer
Commission     address of principal executive offices and    Identification
File Number    Registrants' telephone number                 Number
-----------    ------------------------------------------    --------------
33-87902       ESI Tractebel Funding Corp.                   04-3255377
               (a Delaware corporation)
33-87902-02    Northeast Energy Associates,                  04-2955642
               A Limited Partnership
               (a Massachusetts limited partnership)
33-87902-01    North Jersey Energy Associates,               04-2955646
               A Limited Partnership
               (a New Jersey limited partnership)
333-52397      ESI Tractebel Acquisition Corp.               65-0827005
               (a Delaware corporation)
333-52397-01   Northeast Energy, LP                          65-0811248
               (a Delaware limited partnership)
               ------------------------------------------
               c/o FPL Energy, Inc.
               700 Universe Boulevard
               Juno Beach, Florida 33408-2683
               (561) 691-7171

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing
requirements for the past 90 days.    Yes  X        No ___

                      ----------------------------------

This combined Form 10-Q represents separate filings by ESI Tractebel Funding Corp., Northeast Energy Associates, A Limited Partnership, North Jersey Energy Associates, A Limited Partnership, ESI Tractebel Acquisition Corp. and Northeast Energy, LP. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no other representations whatsoever as to any other registrant.



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), ESI Tractebel Funding Corp. (the Funding Corp.), Northeast Energy Associates, A Limited Partnership (NEA) and North Jersey Energy Associates, A Limited Partnership (NJEA) (collectively, the Partnerships), ESI Tractebel Acquisition Corp. (the Acquisition Corp.) and Northeast Energy, LP (NE LP) (all five entities collectively, the Registrants) are hereby filing cautionary statements identifying important factors that could cause the Registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Registrants made by or on behalf of the Registrants which are made in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Registrants' actual results to differ materially from those contained in forward-looking statements of the Registrants made by or on behalf of the Registrants.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Registrants undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

The business and profitability of the Registrants are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, unanticipated development project delays or changes in project costs, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements, and any unanticipated impact of the year 2000, including delays or changes in costs of year 2000 compliance, or the failure of major suppliers, customers and others with whom the Registrants do business to resolve their own year 2000 issues on a timely basis.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Registrants.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ESI TRACTEBEL FUNDING CORP.
BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)


                                                                                     September 30,   December 31,
                                                                                         1998            1997
ASSETS
Current assets:
  Cash ...........................................................................     $       1       $       1
  Current portion of notes receivable from the Partnerships ......................        22,537          21,563
  Interest receivable from the Partnerships ......................................        11,218               -
    Total current assets .........................................................        33,756          21,564

Notes receivable from the Partnerships ...........................................       456,968         468,724

TOTAL ASSETS .....................................................................     $ 490,724       $ 490,288


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of securities payable ..........................................     $  22,537       $  21,563
  Accrued interest ...............................................................        11,218               -
    Total current liabilities ....................................................        33,755          21,563

Securities payable ...............................................................       456,968         468,724

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding ...             1               1

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................     $ 490,724       $ 490,288
</table




The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL FUNDING CORP.
STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)



                                                                   Three Months Ended      Nine Months Ended
                                                                     September 30,           September 30,
                                                                     1998      1997          1998      1997
Interest income ..............................................     $ 11,218  $ 11,699      $ 34,109  $ 35,604
Interest expense .............................................      (11,218)  (11,699)      (34,109)  (35,604)

NET INCOME ...................................................     $      -  $      -      $      -  $      -
</table




The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP.
STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)



                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                             1998          1997
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................     $       -    $       -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment received from the Partnerships....................................        10,782       12,038
  Principal payment on debt ..........................................................       (10,782)     (12,038)
    Net cash provided by financing activities ........................................             -            -

Net increase in cash .................................................................             -            -
Cash at beginning of period ..........................................................             1            1
Cash at end of period ................................................................     $       1    $       1

Supplemental disclosures of cash flow information:
  Cash paid for interest .............................................................     $  22,891    $  23,905
</table




The accompanying notes are an integral part of these financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)



                                                                                                       December 31,
                                                                                      September 30,       1997
                                                                                          1998        (Prior Basis)
ASSETS
Current assets:
  Cash and cash equivalents ......................................................     $   45,642     $  61,203
  Accounts receivable ............................................................         53,194        34,036
  Due from related party .........................................................              -           114
  Fuel inventories ...............................................................          6,562         4,752
  Prepaid expenses and other current assets.......................................            510         3,052
    Total current assets .........................................................        105,908       103,157

Non-current assets:
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $15,548 and $153,963, respectively) ..........................        496,538       349,365
  Power purchase contracts (net of accumulated amortization of $35,970) ..........        852,786             -
  Unamortized financing costs ....................................................              -        15,674
  Other assets ...................................................................            119         4,193
  Restricted cash ................................................................              -        69,156
    Total non-current assets .....................................................      1,349,443       438,388

TOTAL ASSETS .....................................................................     $1,455,351     $ 541,545


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of notes payable - the Funding Corp. ...........................     $   22,537     $  21,563
  Accounts payable ...............................................................         15,300        15,450
  Accrued interest payable .......................................................         11,382             -
  Due to related parties .........................................................          3,172            71
  Other accrued expenses .........................................................          8,015         2,358
    Total current liabilities ....................................................         60,406        39,442

Non-current liabilities:
  Deferred credit - O&M and fuel contracts .......................................        334,036             -
  Notes payable - the Funding Corp. ..............................................        456,968       468,724
  Amounts due utilities for energy bank balances .................................        173,021       230,565
    Total non-current liabilities ................................................        964,025       699,289

Partners' equity (deficit):
  General partner ................................................................          4,309        (4,714)
  Limited partners ...............................................................        426,611      (192,472)
    Total partners' equity (deficit) .............................................        430,920      (197,186)

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY ...........................................     $1,455,351     $ 541,545
</table




The accompanying notes are an integral part of these financial statements.


NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)



                                                                              Nine Months Ended September 30,
                                                                                        Period from
                                                                         Period from    January 1,
                                                 Three Months Ended      January 14,      1998 to
                                                   September 30,           1998 to      January 13,
                                                             1997        September 30,      1998          1997
                                                  1998   (Prior Basis)       1998      (Prior Basis)  (Prior Basis)
REVENUES ..................................     $83,916     $83,377        $225,113      $13,109       $237,805

COSTS AND EXPENSES:
  Fuel ....................................      32,335      37,500          89,489        5,774        114,982
  Operations and maintenance ..............       5,697       6,912          14,325          974         19,668
  Depreciation and amortization ...........      17,997       6,254          51,529          894         18,757
  General and administrative ..............       1,790       3,935           5,879          538         10,755
    Total costs and expenses ..............      57,819      54,601         161,222        8,180        164,162

OPERATING INCOME ..........................      26,097      28,776          63,891        4,929         73,643

OTHER EXPENSE (INCOME):
  Interest expense ........................      14,286      16,718          43,950        2,422         50,511
  Interest income .........................        (624)     (2,512)         (2,134)        (402)        (7,104)
    Total other expense - net .............      13,662      14,206          41,816        2,020         43,407

NET INCOME ................................    $ 12,435    $ 14,570        $ 22,075      $ 2,909       $ 30,236
</table




The accompanying notes are an integral part of these financial statements.


NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)



                                                                              Nine Months Ended September 30,
                                                                                        Period from
                                                                        Period from     January 1,
                                                                        January 14,       1998 to
                                                                          1998 to       January 13,
                                                                        September 30,      1998           1997
                                                                           1998        (Prior Basis)  (Prior Basis)
NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................    $  60,591       $  1,432       $ 70,393

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................            -              -           (436)
  Net cash used in investing activities ............................            -              -           (436)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on notes .......................................      (10,782)             -        (12,038)
  Release of restricted cash collateral ............................       69,156              -              -
  Distributions to partners ........................................     (135,958)             -        (32,636)
  Net cash used in financing activities ............................      (77,584)             -        (44,674)

Net increase (decrease) in cash and cash equivalents ...............      (16,993)         1,432         25,283
Cash and cash equivalents at beginning of period ...................       62,635         61,203         49,861
Cash and cash equivalents at end of period .........................    $  45,642       $ 62,635       $ 75,144

Supplemental disclosures of cash flow information:
  Cash paid for interest ...........................................    $  23,315       $      -       $ 25,052

Supplemental schedule of noncash investing and financing activities:
  See Note 1 and Note 2 - Basis of Presentation concerning new basis of accounting subsequent to January 13, 1998

</table




The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP.,
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


The accompanying financial statements should be read in conjunction with the 1997 Form 10-K (as amended) for the Funding Corp. and the Partnerships. In the opinion of management of the Funding Corp. and Partnerships, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior period's financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1. The Acquisition

On January 14, 1998, pursuant to a purchase agreement dated November 21, 1997, the Partnerships were acquired by NE LP (a Delaware limited partnership) and Northeast Energy, LLC (NE LLC) (a Delaware limited liability company)
(collectively, the Partners). The Partners purchased their interests from Intercontinental Energy Corporation and from certain individuals. The Partners are owned by direct subsidiaries of ESI Energy, Inc. (ESI Energy) and Tractebel
Power, Inc. (Tractebel Power). ESI Energy is wholly-owned by FPL Energy, Inc.
which is an indirect wholly-owned subsidiary of FPL Group, Inc., a New York
Stock Exchange company. Tractebel Power is a direct wholly-owned subsidiary of Tractebel, Inc. which is a direct wholly-owned subsidiary of Tractebel, S.A., a Belgian energy and environmental services business. Each of the Partnerships was formed in 1986 to develop, construct, own, operate and manage a 300 megawatt gas-fired combined-cycle cogeneration facility.

The Funding Corp. is a Delaware special purpose funding corporation established in 1994 solely for the purpose of issuing debt securities in connection with the financing of the Partnerships. On January 14, 1998, the Funding Corp. was acquired by a subsidiary of ESI Energy, a subsidiary of Tractebel Power and Broad Street Contract Services, Inc. (Broad Street). Broad Street has no economic interest in the Partnerships' distributions and participates for the purpose of providing an independent director. The entities own a 37.5%, 37.5% and 25.0% interest in the Funding Corp., respectively. Concurrent with and related to the acquisition of the Funding Corp. and the Partnerships, the Funding Corp. changed its name from IEC Funding Corp. to its current name.

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

2. Summary of Significant Accounting Policies

Basis of Presentation - The Partnerships' combined balance sheet as of September 30, 1998 and the combined statements of operations and cash flows for the period from January 14, 1998 to September 30, 1998 and for the three months ended September 30, 1998 are reported under the new basis of accounting described above. The Partnerships' combined balance sheet as of December 31, 1997 and the combined statements of operations and cash flows for the period from January 1, 1998 to January 13, 1998 and for the three and nine months ended September 30, 1997 represent historical financial data of the Partnerships prior to the acquisition.

The following is a summary of the Partnerships' assets acquired and liabilities assumed in the acquisition based on a preliminary allocation of the purchase price (thousands of dollars):

Assets:
Current assets .........................................   $114,286
Restricted cash ........................................   $ 69,156
Cogeneration facilities and carbon dioxide facility ....   $512,059
Power purchase contracts ...............................   $888,756
Other assets ...........................................   $    127

Liabilities:
Current liabilities ....................................   $ 47,031
Operations and maintenance (O&M) contracts .............   $ 18,749
Fuel contracts .........................................   $333,544
Energy bank balances ...................................   $171,530
Notes payable ..........................................   $468,724

Carrying values of current assets, restricted cash and current liabilities were considered to closely approximate fair value and were not adjusted.
Power purchase contracts were assigned a value based on the estimated amount to be received over the contract period in excess of an independent appraiser's assessment of market rates for power, discounted to the date of acquisition. The cogeneration facilities and carbon dioxide facility were initially assigned value based on an assessment of current replacement cost for similar capacity, without the acquired power purchase agreements. In accordance with Accounting Principles Board Opinion No. 16, the values assigned to these long-lived assets were reduced by the net excess of the fair values of all assets acquired over the purchase price. O&M and fuel contract obligations were determined based on expected cash flows during the contract periods compared to estimated cash flows for similar services if contracted for currently, discounted to the date of acquisition. Notes payable include the previously existing debt of the Partnerships that was considered to approximate market value. Energy bank balances were assigned a value representing the estimated present value of future payments to utilities in connection with certain existing power purchase agreements.

The following unaudited pro forma information has been prepared assuming that the acquisition had occurred at the beginning of the periods presented
(thousands of dollars):


                                                                                     Nine Months      Nine Months
                                                                                        Ended            Ended
                                                                                    September 30,    September 30,
                                                                                        1998             1997
Revenues ......................................................................       $238,222         $237,805
Operating income ..............................................................       $ 68,169         $ 62,019
Net income ....................................................................       $ 24,146         $ 14,687
</table



Cogeneration Facilities, Carbon Dioxide Facility and Other Assets - Effective
January 14, 1998, all facilities were revalued as a result of applying the purchase method of accounting mentioned above. The facilities and other fixed assets are depreciated using the straight line method over the estimated useful life of 34 years.

Power Purchase/O&M/Fuel Contracts - Effective January 14, 1998, power purchase contracts, O&M contracts and fuel contracts which were determined to be in excess of prevailing rates for similar contracts were adjusted as a result of applying the purchase method of accounting mentioned above. These contracts are amortized over the contract periods of the power purchase contracts of 14 to 24 years, the remaining terms of the O&M contracts of 4 years and the remaining terms of the fuel contracts of 16 years.

Major Maintenance - Effective January 14, 1998, maintenance expenses are accrued for certain identified major maintenance and repair items related to the Partnerships' facilities. The expenses are accrued ratably over each major maintenance cycle. The amounts accrued relate to maintenance costs required for the equipment to operate over its depreciable life.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

3. Commitments and Contingencies

 Subsequent to the acquisition on January 14, 1998, certain credit arrangements were terminated and replaced with new letters of credit and a guaranty to satisfy requirements in certain power purchase agreements.
Specifically, new energy bank letters of credit were issued in face amounts of $12,656,000 and $54,000,000. The $12,656,000 letter of credit expires on
December 31, 1998 and can be drawn upon on one occasion in the event that a certain power purchase agreement has terminated at a time when there was a positive energy bank balance existing in favor of the power purchaser. The
$54,000,000 letter of credit expires on December 31, 1998 and can be drawn upon in multiple drawings in the event that a certain power purchase agreement has terminated at the time when there was a positive energy bank balance existing in favor of the power purchaser. A guaranty was made by a subsidiary of FPL Group, Inc. in favor of the Partnerships' trustee. The guarantor unconditionally and irrevocably guarantees the payment of an amount equal to 50% of the debt service reserve requirement with respect to the Funding Corp.'s securities. The guaranty expires on December 31, 1998 but is automatically extended for successive one-year periods unless the guarantor gives notice that it will not renew. Once the new credit arrangements were in place, cash of approximately $69.2 million (plus approximately $2.5 million in accrued interest) was released and distributed to the Partners.
Additionally, new letters of credit were issued in substitution for cash on deposit in Partnership trust accounts and approximately $33.2 million in cash was released and distributed to the Partners.

 Operations and Maintenance of the Cogeneration Facilities -  In 1989, the
Partnerships entered into two separate ten year O&M agreements with an O&M provider for an aggregate annual consideration of approximately $11,100,000, subject to changes in specified indices. Under these agreements, the Partnerships are required to pay the O&M provider a bonus payable annually over the term of the agreements based on operating performance. The Partnerships incurred
$4.9 million and $12.4 million for O&M and bonus expenses for the three and nine month periods ended September 30, 1998, respectively. On November 15,
1997, the O&M provider's parent announced that it intended to sell certain of its industrial businesses, including the business of the O&M provider. Each of the Partnerships is a party to the New O&M Agreements mentioned above and do not anticipate a material adverse effect related to this potential change in service provider.

 Operating Lease - NEA entered into a 26 year operating lease in 1986 for a parcel of land. The lease may be extended for another 25 years at the option of NEA. Lease payments under the operating lease are as follows:

Year ending December 31:
1998 .................................................. $  189,000
1999 .................................................. $  201,000
2000 .................................................. $  213,000
2001 .................................................. $  225,000
2002 .................................................. $  237,000
Thereafter ............................................ $2,760,000

 Lease expense under this agreement for the three and nine month periods ended
September 30, 1998 was $61,000 and $165,000, respectively.

4. Related Party Information

Administrative Services Agreement - NE LP and an entity related to ESI Energy have entered into an Administrative Services Agreement (the Agreement) that provides for management and administrative services to the Partnerships. The
Agreement expires in 2018, provides for fees of a minimum of $600,000 per year and reimburses costs and expenses of performing services.

Operations and Maintenance Agreements - NE LP and an entity related to ESI
Energy have entered into operations and maintenance agreements (the New O&M
Agreements) that provide for the operation and maintenance of the Partnerships on the day following the expiration or early termination of the current O&M provider. The New O&M Agreements extend for an initial term until January 14, 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The New O&M Agreements reimburse costs and expenses of performing services and provide for fees of $750,000 per year, subject to certain adjustments, for each Partnership.

Fuel Management Agreements - NE LP and an entity related to ESI Energy have entered into Fuel Management Agreements (the Fuel Agreements) that provide for the management of all natural gas or fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The Fuel Agreements expire in 2023. The
Fuel Agreements provide for fees of a minimum of $450,000 per year for each Partnership and reimburse all costs and expenses of performing services.



ESI TRACTEBEL ACQUISITION CORP.
BALANCE SHEET
(Thousands of Dollars)
(Unaudited)


                                                                                                      September 30,
                                                                                                           1998
ASSETS
Current assets:
  Interest receivable from NE LP ..................................................................     $  4,395

Due from NE LP ....................................................................................          152
Note receivable from NE LP ........................................................................      220,000

TOTAL ASSETS ......................................................................................     $224,547


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Income taxes payable ............................................................................     $      3
  Accrued interest ................................................................................        4,395
    Total current liabilities .....................................................................        4,398

Deferred credit - interest rate hedge .............................................................          143
Securities payable ................................................................................      220,000

Stockholders' equity:
  Common stock, $.01 par value, 100 shares authorized, 20 shares issued ...........................            -
  Subscriptions receivable ........................................................................            -
  Retained earnings ...............................................................................            6

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................................................     $224,547
</table




The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)



                                                                                                         Period
                                                                                          Three            From
                                                                                          Months       January 12,
                                                                                          Ended          1998 to
                                                                                      September 30,   September 30,
                                                                                           1998            1998
Interest income ....................................................................    $  4,395        $ 10,791
Interest expense ...................................................................      (4,391)        (10,782)
Income before income taxes .........................................................           4               9
Income tax expense .................................................................          (1)             (3)

NET INCOME .........................................................................    $      3        $      6
</table




The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP.
STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)


                                                                                                         Period
                                                                                                          From
                                                                                                       January 12,
                                                                                                         1998 to
                                                                                                     September 30,
                                                                                                          1998
NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................................    $       -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan to NE LP ....................................................................................     (215,202)
    Net cash used in investing activities ..........................................................     (215,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt securities ......................................................................      215,050
  Proceeds from interest rate hedge ................................................................          152
    Net cash provided by financing activities ......................................................      215,202

Net increase in cash ...............................................................................            -
Cash at beginning of period ........................................................................            -
Cash at end of period ..............................................................................    $       -

Supplemental disclosure of cash flow information:
  Cash paid for interest ...........................................................................    $   6,396
</table




The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


In the opinion of management of the Acquisition Corp., all adjustments
(consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of results for the year.

1.  Nature of Business

The Acquisition Corp., a Delaware corporation, was formed on January 12, 1998 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3. The Acquisition Corp.'s common stock is jointly owned by ESI Northeast Energy Acquisition Funding, Inc., a wholly-owned subsidiary of ESI Energy and Tractebel Power. The Acquisition Corp.
acts as agent of NE LP with respect to the securities and holds itself out as agent of NE LP in all dealings with third parties relating to the securities.

NE LP, a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in electric power generation stations and is jointly owned by subsidiaries of ESI Energy and Tractebel
Power. ESI Energy is wholly-owned by FPL Energy, Inc. which is an indirect wholly-owned subsidiary of FPL Group, Inc., a New York Stock Exchange company. Tractebel Power is a direct wholly-owned subsidiary of Tractebel, Inc. which is a direct wholly-owned subsidiary of Tractebel, S.A., a Belgian energy and environmental services business. NE LP also formed a wholly-owned entity, NE LLC to assist in such acquisitions.

On January 14, 1998, the Partners purchased all of the interests in the Partnerships.

2.  Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

3.  The Securities

On February 12, 1998, the Acquisition Corp. issued $220,000,000 of 7.99%
Secured Bonds Due 2011 to qualified institutional buyers as defined in Rule 144A of the Securities Act of 1933 (Rule 144A). Borrowings outstanding at September 30, 1998 were $220,000,000.

During 1998, the Acquisition Corp. filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for purposes of effecting a public exchange offer whereby the securities (Old Securities) described above were exchanged for a new issue of securities which are registered under the Securities Act of 1933 (the New Securities, and together with the Old
Securities, the Securities). The New Securities have substantially identical terms as the Old Securities.

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made annually commencing on June 30, 2002 and are in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2002 .................................................. $  8,800,000
Thereafter ............................................ $211,200,000

The Securities are subject to optional redemption after June 30, 2008 at the redemption prices set forth in the trust indenture and are subject to extraordinary mandatory redemption at a redemption price of 100% of the principal amount thereof in certain limited circumstances as defined in the trust indenture.

The proceeds from the sale of the Old Securities were loaned to NE LP, evidenced by a promissory note (the Note) with substantially identical terms as the Old Securities, for the purpose of reimbursing certain of the partners of NE LP for a portion of the original $545 million equity contribution that was used to finance the cost of the acquisitions. The Securities are unconditionally guaranteed by NE LP.


The Securities are payable solely from payments to be made by NE LP under the Note and bond guaranty. NE LP's obligations to make payments under the Note are nonrecourse to the direct and indirect owners of NE LP (including ESI
Energy and Tractebel Power). Payments with respect to the Note and, therefore, in respect of the Securities will be effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships, including the guarantee by the Partnerships of its indebtedness.
Repayment of the Securities is guaranteed by all interest in the Partnerships.
The Securities will rank senior to all subordinated indebtedness and rank evenly with all senior indebtedness that the Acquisition Corp. incurs in the future.

4.  Financial Instruments

In January 1998, the Acquisition Corp. entered into a fixed interest rate financial instrument to hedge its exposure to fluctuations in the interest rate associated with the placement of the Old Securities. The financial instrument was settled on February 17, 1998. The gain resulting from the hedge was $152,000 and is being amortized into income using the effective interest method.

The Acquisition Corp. controls the credit risk arising from these instruments through credit approvals, limits and monitoring. The Acquisition Corp. does not normally require collateral or other security to support financial instruments with credit risks.


NORTHEAST ENERGY, LP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)


                                                                                   September 30,   December 31,
                                                                                       1998             1997
ASSETS
Current assets:
  Cash and cash equivalents ....................................................    $  48,295                 -
  Accounts receivable ..........................................................       53,194                 -
  Fuel inventories .............................................................        6,562                 -
  Prepaid expenses and other current assets.....................................          510                 -
    Total current assets .......................................................      108,561                 -

Non-current assets:
  Deferred debt issuance costs - net ...........................................        6,290                 -
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $15,548) ...................................................      496,538                 -
  Power purchase contracts (net of accumulated amortization of $35,970) ........      852,786                 -
  Other assets .................................................................          119                 -
    Total non-current assets ...................................................    1,355,733                 -

TOTAL ASSETS ...................................................................   $1,464,294                 -


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. .........................   $   22,537                 -
  Accounts payable .............................................................       15,300                 -
  Accrued interest payable .....................................................       15,777
  Due to related parties .......................................................        3,277                 -
  Other accrued expenses .......................................................        8,015                 -
    Total current liabilities ..................................................       64,906                 -

Non-current liabilities:
  Deferred credit - O&M and fuel contracts .....................................      334,036                 -
  Notes payable - the Funding Corp. ............................................      456,968                 -
  Note payable - the Acquisition Corp. .........................................      220,000                 -
  Amounts due utilities for energy bank balances ...............................      173,021                 -
    Total non-current liabilities ..............................................    1,184,025                 -

Partners' equity:
  General partners .............................................................        4,307                 -
  Limited partners .............................................................      211,056                 -
    Total partners' equity .....................................................      215,363                 -

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY .........................................   $1,464,294                 -
</table




The accompanying notes are an integral part of these consolidated financial statements.


NORTHEAST ENERGY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)


                                                                                         Three            Nine
                                                                                         Months          Months
                                                                                         Ended           Ended
                                                                                      September 30,  September 30,
                                                                                           1998           1998
REVENUES .........................................................................      $ 83,916        $225,113

COSTS AND EXPENSES:
  Fuel ...........................................................................        32,335          89,489
  Operations and maintenance .....................................................         5,697          14,325
  Depreciation and amortization ..................................................        17,997          51,529
  General and administrative .....................................................         1,790           6,151
    Total costs and expenses .....................................................        57,819         161,494

OPERATING INCOME .................................................................        26,097          63,619

OTHER EXPENSE (INCOME):
  Amortization of debt issue costs ...............................................           148             373
  Interest expense ...............................................................        18,681          54,741
  Interest income ................................................................          (687)         (2,196)
    Total other expense - net ....................................................        18,142          52,918

NET INCOME........................................................................      $  7,955       $  10,701
</table




The accompanying notes are an integral part of these consolidated financial statements.


NORTHEAST ENERGY, LP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)


                                                                                                          Nine
                                                                                                         Months
                                                                                                         Ended
                                                                                                     September 30,
                                                                                                          1998
NET CASH PROVIDED BY OPERATING ACTIVITIES ........................................................     $  52,220

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition purchase price, net of $62,635 cash acquired .......................................      (482,167)
    Net cash used in investing activities ........................................................      (482,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions from partners ............................................................       535,412
  Principal payment on the Funding Corp. notes ...................................................       (10,782)
  Release of restricted cash collateral ..........................................................        69,156
  Proceeds from loan by the Acquisition Corp......................................................       215,202
  Distributions to partners ......................................................................      (330,746)
    Net cash provided by financing activities ....................................................       478,242

Net increase in cash and cash equivalents ........................................................        48,295
Cash and cash equivalents at beginning of period .................................................             -
Cash and cash equivalents at end of period .......................................................     $  48,295

Supplemental disclosure of cash flow information:
  Cash paid for interest .........................................................................     $  29,711

</table




The accompanying notes are an integral part of these consolidated financial statements.

 NORTHEAST ENERGY, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


In the opinion of management of NE LP, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of results for the year.

1.  Nature of Business

NE LP, a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in electric power generation stations and is jointly owned by subsidiaries of ESI Energy and Tractebel
Power. ESI Energy is wholly-owned by FPL Energy, Inc. which is an indirect wholly-owned subsidiary of FPL Group, Inc., a New York Stock Exchange company. Tractebel Power is a direct wholly-owned subsidiary of Tractebel, Inc. which is a direct wholly-owned subsidiary of Tractebel, S.A., a Belgian energy and environmental services business. NE LP also formed a wholly-owned entity, NE LLC to assist in such acquisitions. NE LP had no financial activity prior to December 31, 1997.

On January 14, 1998, the Partners purchased all of the interests in the Partnerships. NE LP holds a one percent (1%) general partner and ninety-eight percent (98%) limited partner interest in the Partnerships; NE LLC holds the remaining one percent (1%) limited partner interest. See Note 2 -
Acquisitions for additional information relating to the acquisitions.

The Partnerships were formed in 1986 to develop, construct, own, operate and manage two separate 300 megawatt (MW) natural gas-fired combined-cycle cogeneration facilities. NEA's facility is located in Bellingham, Massachusetts and NJEA's facility is located in Sayreville, New Jersey. NEA commenced commercial operation in September 1991 and NJEA commenced commercial operation in August 1991. The Partnerships operate in the independent power industry and have been granted permission by the Federal
Energy Regulatory Commission to operate as qualifying facilities defined in the Public Utility Regulatory Policies Act of 1978, as amended and as defined in federal regulations.

In connection with the acquisition of the Partnerships' interests, an existing special purpose funding corporation was acquired and its name changed from IEC Funding Corp. to ESI Tractebel Funding Corp. This entity previously issued debt which was registered with the Securities and Exchange
Commission in an exchange offer. Repayment of this debt is secured by the assets of the Partnerships.

Additionally, as a means of funding portions of the purchase price of the acquisition of the Partnerships, the Acquisition Corp. was formed. On
February 12, 1998 the Acquisition Corp. issued the Old Securities and loaned the proceeds to NE LP. The proceeds were then distributed to ESI Energy and Tractebel Power. Repayment of the Securities is expected from distributions from the Partnerships and is guaranteed by all interests in the Partnerships.
See Note 4 for additional information.

The Partners share profits and losses and have interests in assets and liabilities and cash flows in proportion to their tax basis capital accounts.
Distributions to the Partners may be made only after all funding requirements of the Partnerships have been met, as described in the trust indenture.

2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Partnerships subsequent to the acquisitions, as they are indirectly wholly-owned by NE LP. All material intercompany transactions have been eliminated in consolidation.

Acquisitions - On January 14, 1998, the Partners acquired all of the interests in the Partnerships for approximately $545 million, including approximately $10 million of acquisition costs (the Acquisitions). The
Acquisitions were accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired based on their fair values.


The following is a summary of the Partnerships' assets acquired and liabilities assumed in the Acquisitions based on a preliminary allocation of the purchase price (thousands of dollars):

Assets:
Current assets ........................................ $114,286
Restricted cash ....................................... $ 69,156
Cogeneration facilities and carbon dioxide facility.... $512,059
Power purchase contracts .............................. $888,756
Other assets .......................................... $    127

Liabilities:
Current liabilities ................................... $ 47,031
Operations and maintenance contracts .................. $ 18,749
Fuel contracts ........................................ $333,544
Energy bank balances .................................. $171,530
Notes payable ......................................... $468,724

Carrying values of current assets, restricted cash and current liabilities were considered to closely approximate fair value and were not adjusted.
Power purchase contracts were assigned a value based on the estimated amount to be received over the contract period in excess of an independent appraiser's assessment of market rates for power, discounted to the date of acquisition. The cogeneration facilities and carbon dioxide facility were initially assigned value based on an assessment of current replacement cost for similar capacity, without the acquired power purchase agreements. In accordance with Accounting Principles Board Opinion No. 16, the values assigned to these long-lived assets were reduced by the net excess of the fair values of all assets acquired over the purchase price. O&M and fuel contract obligations were determined based on expected cash flows during contract periods compared to estimated cash flows for similar services if contracted for currently, discounted to the date of acquisition. Notes payable include the previously existing debt of the Partnerships that was considered to approximate market value. Energy bank balances were assigned a value representing the estimated present value of future payments to utilities in connection with certain existing power purchase agreements.

The following unaudited pro forma information has been prepared assuming that the Acquisitions and the issuance of the Old Securities described in Note 1 had occurred at the beginning of the period presented (thousands of dollars):

                                                         Nine
                                                         Months
                                                         Ended
                                                      September 30,
                                                           1998

Revenues .............................................. $238,222
Operating income ...................................... $ 67,896
Net income ............................................ $ 10,235

Cash and Cash Equivalents - Investments purchased with an original maturity of three months or less are considered cash equivalents. Excess cash is invested in high-grade money market accounts and commercial paper and is subject to minimal credit and market risk. At September 30, 1998, the recorded amount of cash approximates its fair value.

Accounts Receivable and Revenue - Accounts receivable primarily consist of receivables from three Massachusetts utilities and one New Jersey utility for electricity delivered and sold under six power purchase agreements. Prices are based on initial floor prices per kilowatt hour (kwh), subject to adjustment based on actual volumes of electricity purchased, escalation factors and other conditions. Revenue is recognized in accordance with the Emerging Issues Task Force Issue No. 91-6, Revenue Recognition of Long-Term
Power Sales Contracts. Revenue is recognized based on power delivered at rates stipulated in power purchase agreements, except that revenue is deferred to the extent that stipulated rates are in excess of amounts, either scheduled or specified, in the agreements to the extent the Partnerships have an obligation to repay such excess. The amount deferred is reflected as amounts due utilities for energy bank balances on the consolidated balance sheet. Revenue from steam sales is recognized upon delivery.

Cogeneration Facilities, Carbon Dioxide Facility and Other Assets - Effective
January 14, 1998, all facilities were revalued as a result of applying the purchase method of accounting mentioned above. The facilities and other fixed assets are depreciated using the straight-line method over the estimated useful life of 34 years.

Major Maintenance - Effective January 14, 1998, maintenance expenses are accrued for certain identified major maintenance and repair items related to the Partnerships' facilities. The expenses are accrued ratably over each major maintenance cycle. The amounts accrued relate to maintenance costs required for the equipment to operate over its depreciable life.

Inventories - Inventories consist of natural gas and fuel oil and are stated at the lower of cost, determined on a first in, first out (FIFO) basis, or market.

Power Purchase Contracts - Effective January 14, 1998, power purchase contracts which were determined to be in excess of prevailing rates for similar contracts were adjusted as a result of applying the purchase method of accounting mentioned above. These contracts are being amortized over contract periods, ranging from 14 to 24 years, on a straight-line basis or matched to scheduled fixed-price increases under the power purchase agreements, as applicable.

O&M Contracts - Effective January 14, 1998, O&M contracts which were determined to be in excess of prevailing rates for similar contracts were adjusted as a result of applying the purchase method of accounting mentioned above. The O&M contracts are being amortized on a straight-line basis over the remaining terms of the contracts, 4 years.

Fuel Contracts - Effective January 14, 1998, fuel contracts which were determined to be in excess of prevailing rates for similar contracts were adjusted as a result of applying the purchase method of accounting mentioned above. The fuel contracts are being amortized on a straight-line basis over the remaining terms of the contracts, 16 years.

Amounts Due Utilities for Energy Bank Balances - Effective January 14, 1998, amounts due utilities for energy bank balances were adjusted to the present value of estimated future payments.

Interest Rate Swaps - Interest rate swaps that do not qualify for hedge accounting are recorded at fair value, with changes in the fair value recognized currently in income. See Note 4 and Note 6 for further disclosure regarding interest rate swap agreements.

Natural Gas Hedging Instrument - Premiums paid for natural gas call options are deferred and recognized in income in conjunction with the underlying natural gas purchases. Gains and losses on natural gas purchase swap agreements are recognized as adjustments to fuel costs at monthly settlement dates. Purchases of natural gas under forward purchase agreements are accounted for as fuel costs at their contract price at delivery. The net gain included in fuel costs resulting from the gas purchase options, swap agreements and forward purchases was $996,000 for the three month period and $2.2 million for the nine month period ended September 30, 1998. See Note 6 for further disclosure regarding natural gas hedging instruments.

Deferred Debt Issuance Costs - Deferred debt issuance costs are being amortized over the approximate 14-year term of the note payable using the interest method.

Income Taxes - Partnerships are not taxable entities for Federal and state income tax purposes. As such, no provision has been made for income taxes since such taxes, if any, are the responsibilities of the individual partners.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

3.  Cogeneration Facilities, Power Purchase Agreements and Carbon Dioxide
Facility

Cogeneration Facilities - The cogeneration facilities have maximum output capacities of any combination of electricity and steam equivalent to approximately 600 MW in the aggregate.

Power Purchase Agreements - In 1986, NEA entered into five power purchase agreements with three Massachusetts utilities to sell approximately 290 MW at initial floor prices per kwh subject to adjustment based on actual volumes purchased, escalation factors, and other conditions. Performance under certain of these agreements is secured by a second mortgage on the NEA facility. In 1987, NJEA entered into an agreement with a New Jersey utility to sell 250 MW at an initial fixed price per kwh subject to adjustments, as defined in the agreement. These power purchase agreements have initial terms ranging from 20 to 30 years. The majority of the Partnerships' power sales to utilities are generated through these arrangements. As such, the Partnerships are directly affected by changes in the power generation industry.
Substantially all of the Partnerships' accounts receivable are with utilities located in the Northeast portion of the United States. The Partnerships do not require collateral or other security to support their receivables.
However, management does not believe significant credit risk exists at September 30, 1998. During the nine month period ended September 30, 1998, revenue from two different utilities accounted for approximately 49.4% and 37.9% of power sales to utilities. The NEA power purchase agreements are secured by the NEA second mortgage.

On November 25, 1997, the Massachusetts legislature passed a comprehensive electric deregulation bill to establish a comprehensive framework for the restructuring of the electric utility industry. Industry efforts are also underway in New Jersey. While the Partnerships do not expect electric utility industry restructuring to result in material adverse changes to the Partnerships' power purchase agreements, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

Energy Bank Balances - Certain agreements require the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. The energy banks bear interest at various rates specified in the agreements. Remaining amounts recorded in the energy banks will be required to be repaid to the extent that, in later periods, power purchase agreement avoided costs are above the contract rate. The balances of the remaining energy banks are partially secured by letters of credit (see Note 7 - Energy Bank and Loan
Collateral).

Steam Sales Agreements and Carbon Dioxide Facility - In order for the
Partnerships' facilities to maintain qualifying facility status, the facilities are required to generate five percent of total energy output as steam for sale to unrelated third parties. In 1990, NEA entered into an amended and restated NEA steam sales agreement with a processor and seller of carbon dioxide. The amended and restated NEA steam sales agreement extends for the same terms as the carbon dioxide facility's lease, with automatic extension for any renewal period under the carbon dioxide facility's lease.
Pursuant to the steam sales agreement, NEA sells all the steam generated by the NEA facility at a price that fluctuates based on changes in the price of a specified grade of fuel oil.

In conjunction with this contract, NEA constructed the carbon dioxide facility and, in 1989, entered into a 16-year agreement to lease the facility to the steam user. Base rent under the lease is $100,000 per month, adjusted by the operating results of the facility as outlined in the lease agreement.
Additionally, NEA pays the steam user $100,000 annually for administrative services rendered related to the operation of the carbon dioxide facility.

In 1989, NJEA entered into a 20-year steam sales contract with a steam user adjacent to the NJEA facility. Under this agreement, NJEA sells a specified maximum quantity of steam at a floor price that can increase based on changes in prices of coal. This agreement automatically renews for two consecutive five-year terms unless either party gives notice not to renew two years before the expiration of each of the prior terms.

Fuel Supply, Transportation and Storage Agreements - Natural gas is provided to the NEA and NJEA facilities primarily under long-term contracts for supply, transportation and storage. The remaining fuel requirements are provided under short-term spot arrangements. The long-term natural gas supply is provided under contracts with ProGas Limited (ProGas) and Public Service
Electric and Gas Company (PSE&G). Various pipeline companies provide transportation of the natural gas. Gas storage agreements provide contractual arrangements for the storage of limited volumes of natural gas with third parties for future delivery to the Partnerships.

The ProGas contracts commenced in 1991, and the initial 15-year terms were extended an additional seven years effective in 1994. The maximum total volumes of gas to be delivered under the ProGas contracts are approximately
48,800 and 22,000 millions of British thermal units (MMBtu) per day for NEA and NJEA, respectively. The contract price, including transportation, of the ProGas supply delivered to the import point is determined with reference to a base price in 1990, re-determined annually thereafter based on specified inflation indices. The PSE&G contract commenced in 1991, and provides for the sale and delivery to NJEA of up to 25,000 MMBtu per day of gas for a term of 20 years. The contract price of the PSE&G gas is established monthly using a contractually specified mechanism.

With the exception of the PSE&G arrangement, all of the Partnerships' long-term contractual arrangements call for monthly demand charge payments. These demand charge payments reserve certain pipeline transportation capacity and are made regardless of the Partnerships' specified fuel requirements in any month and regardless of whether the Partnerships utilize the capacity reserved. These demand charges totaled approximately $12.3 million and $33.9 million for the three and nine month periods ended September 30, 1998, respectively. In the event the available capacity under these agreements is not utilized by the operations of the facilities, the Partnerships have the opportunity under certain of these contractual agreements to sell unused capacity to third parties, but have not yet done so.

NEA's facility also has the capability to burn No. 2 fuel oil. Fuel oil is stored on site for contingency supply.

4.  Loans Payable

In 1994, the Partnerships refinanced their existing borrowings by means of a placement of securities to qualified institutional buyers as defined in Rule
144A (the Funding Corp. Old Securities). In 1995, the Funding Corp. filed a
Registration Statement on Form S-4 with the Securities and Exchange
Commission for purposes of effecting a public exchange offer whereby the securities mentioned above were exchanged for a new issue of securities (the
Funding Corp. New Securities and together with the Funding Corp. Old
Securities, the Funding Corp. Securities). The Funding Corp. New Securities have terms identical to the Funding Corp. Old Securities. Interest rates on the Funding Corp. Securities range from 8.43% to 9.77% with final maturity dates ranging from 2000 to 2010.


Interest on the Funding Corp. Securities is payable semiannually on each June
30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
1998 ......... ........................................ $ 10,781,000
1999 .................................................. $ 23,511,000
2000 .................................................. $ 26,333,000
2001 .................................................. $ 20,160,000
2002 .................................................. $ 22,688,000
Thereafter ............................................ $376,032,000

The Funding Corp. Securities are not subject to optional redemption but are subject to mandatory redemption in certain limited circumstances involving the occurrence of an event of loss, as defined in the trust indenture, for which the Partnerships fail to or are unable to restore a facility. The
Funding Corp. Securities are unconditionally guaranteed, jointly and severally, by the Partnerships.

The proceeds from the sale of the Funding Corp. Securities were used to purchase the notes outstanding under the original loan and credit agreements and to make loans to the Partnerships. In connection with these two transactions, the notes outstanding under the loan and credit agreements were surrendered and new notes of the Partnership were issued to the Funding Corp.
in an aggregate principal amount equal to the aggregate principal amount of the Funding Corp. Securities (the Funding Corp. Notes). The loan and credit agreement was assigned to the Funding Corp. and amended and restated (the
Amended and Restated Credit Agreement).

Borrowings are secured by a lien on, and a security interest in, substantially all of the assets of the Partnerships. Under the Amended and Restated Credit Agreement, the Partnerships are jointly and severally required to make scheduled payments on the Funding Corp. Notes on dates and in amounts identical to the scheduled payments of principal and interest on the Funding Corp. Securities. The Funding Corp. Securities, the guarantees thereon provided by the Partnerships and the Funding Corp. Notes are nonrecourse to the Partners and are payable solely by the Partnerships and from the collateral pledged as security.

Under the terms of the trust indenture governing the Funding Corp.
Securities, the Partnerships are required to establish certain funds and subfunds which must be fully funded before any partner distributions can be made. Cash within these funds can be drawn currently if funds in the Partnerships' other cash accounts are insufficient to meet operational cash requirements.

The trust indenture also contains certain restrictions on activities of the Partnerships, including incurring additional indebtedness or liens, partnership distributions, cancellation of certain agreements, the execution of mergers, consolidations and asset sales.

Under the terms of the original loan and credit agreement, the Partnerships were required to enter into interest rate swap agreements providing for the payments on a notional principal amount to be made by the Partnerships at fixed interest rates, in exchange for payments to be made by such financial institutions at floating interest rates. The original specified notional principal amount declines periodically until the scheduled expiration of the swaps in 1999. The Partnerships are jointly and severally liable under these agreements. As a result of the refinancing described above, the original interest swap agreements no longer qualify for hedge accounting and are recorded at fair value. Changes in fair value are recognized in the consolidated statement of operations. See Note 6 for information regarding fair value of financial instruments.

On February 12, 1998, the Acquisition Corp. issued $220,000,000 of 7.99%
Secured Bonds Due 2011 (the Old Securities). The proceeds were loaned to NE
LP and are evidenced by the Note with substantially identical terms as the Old Securities. The loan was used to reimburse certain ESI Energy and Tractebel Power subsidiaries for a portion of the original $545 million equity contribution that was used to finance the cost of the Acquisitions.
During 1998, the Acquisition Corp. filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for purposes of effecting a public exchange offer whereby the Old Securities were exchanged for New
Securities which are registered under the Securities Act of 1933. The New
Securities have substantially identical terms as the Old Securities.

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made annually commencing on June 30, 2002 and are in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2002 .................................................. $  8,800,000
Thereafter ............................................ $211,200,000


The Securities are unconditionally guaranteed by NE LP.

The Securities are payable solely from payments to be made by NE LP under the Note and bond guaranty. NE LP's obligations to make payments under the Note are non-recourse to the direct and indirect owners of NE LP (including ESI
Energy and Tractebel Power). Payments with respect to the Note and, therefore, in respect of the Securities will be effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships, including the guarantee by the Partnerships of the Funding
Corp. Securities. Repayment of the Securities is guaranteed by all interest in the Partnerships. The Securities will rank senior to all subordinated indebtedness and rank evenly with all senior indebtedness that the Acquisition Corp. incurs in the future.

5.  Related Party Information

Administrative Services Agreement - NE LP and an entity related to ESI Energy have entered into an Administrative Services Agreement (the Agreement) that provides for management and administrative services to the Partnerships. The
Agreement expires in 2018, provides for fees of a minimum of $600,000 per year and reimburses costs and expenses of performing services.

Operations and Maintenance Agreements - NE LP and an entity related to ESI
Energy have entered into operations and maintenance agreements (the New O&M
Agreements) that provide for the operations and maintenance of the Partnerships on the day following the expiration or early termination of the current O&M provider. The New O&M Agreements extend for an initial term until January 14, 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The New O&M Agreements reimburse costs and expenses of performing services and provide for fees of $750,000 per year, subject to certain adjustments, for each Partnership.

Fuel Management Agreements - NE LP and an entity related to ESI Energy have entered into Fuel Management Agreements (the Fuel Agreements) that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The Fuel Agreements expire in 2023. The Fuel Agreements provide for fees of a minimum of $450,000 per year for each Partnership and reimburse all costs and expenses of performing services.

Accrued expenses under the Agreement, the New O&M Agreements, and the Fuel
Agreements were $.8 million and $2.3 million for the three and nine month periods ended September 30, 1998, respectively. Additionally, power sales to an entity related to ESI Energy were $28,000 and $123,000 for the three and nine month periods ended September 30, 1998, respectively.

Amounts due to general partners and other related parties were $533,000 and $2.7 million at September 30, 1998, respectively. The average balances due to related parties did not vary materially from these amounts. During the nine month period ended September 30, 1998, NE LP received $535.4 million of contributions from its partners. During the nine month period ended September
30, 1998, distributions to partners were $330.7 million.

6.  Financial Instruments

The Partnerships have made use of derivative financial instruments to hedge their exposure to fluctuations in both interest rates and the price of natural gas.

Under the terms of the original loan and credit agreement, the Partnerships were required to enter into fixed interest rate swap agreements as a means of managing exposure to the variable rate of interest of the original
Partnerships' borrowings. In conjunction with the refinancing, the Partnerships entered into counter-swap agreements so that the Partnerships would no longer be exposed to changes in interest rates.

The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To mitigate the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain hedging transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships hedge purchases of natural gas through the use of natural gas call options, natural gas purchase swap agreements that require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas, and forward purchases of natural gas.

The Partnerships control the credit risk arising from these instruments through credit approvals, limits, and monitoring. The Partnerships do not normally require collateral or other security to support financial instruments with credit risks.


7.  Commitments and Contingencies

Energy Bank and Loan Collateral - Subsequent to the Acquisitions on January
14, 1998, certain credit arrangements were terminated and replaced with new letters of credit and a guaranty to satisfy requirements in certain power purchase agreements. Specifically, new energy bank letters of credit were issued in face amounts of $12,656,000 and $54,000,000. The $12,656,000 letter of credit expires on December 31, 1998 and can be drawn upon on one occasion in the event that a certain power purchase agreement has terminated at a time when there was a positive energy bank balance existing in favor of the power purchaser. The $54,000,000 letter of credit expires on December 31, 1998 and can be drawn upon in multiple drawings in the event that a certain power purchase agreement has terminated at the time when there was a positive energy bank balance existing in favor of the power purchaser. A guaranty was made by a subsidiary of FPL Group, Inc. in favor of the Partnerships' trustee. The guarantor unconditionally and irrevocably guarantees the payment of an amount equal to 50% of the debt service reserve requirement with respect to the Funding Corp. Securities. The guaranty expires on December 31, 1998 but is automatically extended for successive one-year periods unless the guarantor gives notice that it will not renew. Once the new credit arrangements were in place, cash of approximately $69.2 million (plus approximately $2.5 million in accrued interest) was released and distributed to the Partners. Additionally, new letters of credit were issued in substitution for cash on deposit in Partnership trust accounts and approximately $33.2 million in cash was released and distributed to the Partners.

Operations and Maintenance of the Cogeneration Facilities - In 1989, the
Partnerships entered into two separate ten year O&M agreements with an O&M provider for an aggregate annual consideration of approximately $11,100,000, subject to changes in specified indices. Under these agreements, the Partnerships are required to pay the O&M provider a bonus payable annually over the term of the agreements based on operating performance. The
Partnerships incurred $4.9 million and $12.4 million for O&M and bonus expenses for the three and nine month periods ended September 30, 1998, respectively. On November 15, 1997, the O&M provider's parent announced that it intended to sell certain of its industrial businesses, including the business of the O&M provider. Each of the Partnerships is a party to the New
O&M Agreements mentioned above and do not anticipate a material adverse effect related to this potential change in service provider.

Operating Lease - NEA entered into a 26 year operating lease in 1986 for a parcel of land. The lease may be extended for another 25 years at the option of NEA. Lease payments under the operating lease are as follows:

Year ending December 31:
1998 ......... ........................................ $  189,000
1999 .................................................. $  201,000
2000 .................................................. $  213,000
2001 .................................................. $  225,000
2002 .................................................. $  237,000
Thereafter ............................................ $2,760,000

Lease expense under this agreement for the three and nine month periods ended
September 30, 1998 was $61,000 and $165,000, respectively.


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations for the Registrants


This discussion should be read in conjunction with the Notes to Financial
Statements and Notes to Consolidated Financial Statements contained herein and with the 1997 Form 10-K (as amended) for the Funding Corp. and the Partnerships. The results of operations for an interim period may not give a true indication of results for the year.

RESULTS OF OPERATIONS

The Funding Corp. - Semi-annual debt principal payments and debt interest payments of $10.8 million and $22.9 million, respectively, were made by the Funding Corp. in June 1998.

The Partnerships for the three and nine months ended September 30, 1997 -
Revenues for the third quarter and year to date totaled $83.4 million and $237.8 million, respectively, and were comprised of $82.2 million and $234.2 million, respectively, of power sales to utilities and $1.2 million and $3.6 million, respectively, of steam sales. Power sales to utilities reflect changes in utility energy bank balances which are determined in accordance with scheduled or specified rates under certain power purchase contracts.

Fuel expense of $37.5 million and $115.0 million, respectively, includes fuel purchased for the Partnerships and fixed and variable costs associated with delivery and use of the fuel for operations.

O&M expenses of $6.9 million and $19.7 million, respectively, are comprised of O&M provider fees and site utility expenses, as well as performance bonuses and heat rate bonuses payable under the O&M agreements.

Depreciation and amortization of $6.3 million and $18.8 million, respectively, is comprised of depreciation for the cogeneration and carbon dioxide facilities.

General and administrative expenses of $3.9 million and $10.8 million, respectively, are comprised primarily of management and professional fees.

Interest expense is comprised primarily of interest on notes payable to the Funding Corp. ($11.7 million and $35.6 million, respectively) and interest on energy bank balances ($4.4 million and $13.0 million, respectively).

Interest income of $2.5 million and $7.1 million, respectively, reflects cash balances earning investment income.

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

O&M expenses of $974,000 are comprised of O&M provider fees and site utility expenses.

Depreciation and amortization of $894,000 is comprised of depreciation for the cogeneration and carbon dioxide facilities.

General and administrative expenses of $538,000 are comprised primarily of management fees.

Interest expense is comprised primarily of interest on notes payable to the Funding Corp. ($1.7 million) and interest on energy bank balances ($630,000).

Interest income reflects cash balances earning investment income.

The Partnerships for the three month period ended September 30, 1998 and for the period from January 14, 1998 to September 30, 1998 (post-acquisition) -
Subsequent to January 13, 1998 the basis of presentation of the results of operations for the Partnerships on a going forward basis was changed to reflect the new basis of accounting discussed in Note 1 and Note 2 of the Partnerships.

Revenues for the third quarter and period to date totaled $83.9 million and $225.1 million, respectively, and were comprised of $82.8 million and $221.8 million, respectively, of power sales to utilities and $1.1 million and $3.3 million, respectively, of steam sales. Power sales to utilities reflect changes in utility energy bank balances (which increased reported revenues) of $2.7 million and $10.0 million, respectively, which are determined in accordance with scheduled or specified rates under certain power purchase contracts. Revenues for the period ended September 30, 1998 reflect lower generation and availability resulting from a May scheduled inspection and maintenance outage at the NEA facility.

Fuel expense of $32.3 million and $89.5 million, respectively, is comprised of $37.5 million and $104.4 million, respectively, of fuel purchased for the Partnerships and the fixed and variable costs associated with the delivery and use of the fuel for operations. These fuel costs are offset by $5.2 million and $14.9 million, respectively, of deferred credit amortization for fuel contracts as a result of the purchase price allocation of the Acquisitions. Fuel expense for the period ended September 30, 1998 reflects decreased fuel consumption as a result of the May scheduled inspection and maintenance outage mentioned above.

O&M expenses of $5.7 million and $14.3 million, respectively, are comprised of O&M provider fees and site expenses of $6.8 million and $17.7 million, respectively, offset by $1.1 million and $3.4 million, respectively, of deferred credit amortization for O&M contracts as a result of the purchase price allocation of the Acquisitions. Included in O&M expenses is the major maintenance accrual described in Note 2 of the Partnerships.

Depreciation and amortization of $18.0 million and $51.5 million, respectively, is comprised of depreciation for the cogeneration and carbon dioxide facilities of $5.5 million and $15.5 million, respectively, and $12.5 million and $36.0 million, respectively, of amortization of the power purchase contracts as a result of the purchase price allocation of the Acquisitions.

General and administrative expenses of $1.8 million and $5.9 million, respectively, are comprised primarily of management and professional fees and site expenses.

Interest expense of $14.3 million and $44.0 million, respectively, is comprised primarily of interest on notes payable to the Funding Corp. ($11.2 million and $32.5 million, respectively) and interest on energy bank balances
($3.1 million and $11.5 million, respectively).

Interest income reflects cash balances earning investment income and reflects the impact of the release and distribution of debt service reserve cash on January 21, 1998 and energy bank collateral restricted cash on February 3, 1998.

The Acquisition Corp. - A semi-annual debt interest payment of $6.4 million was made by the Acquisition Corp. in June 1998.

NE LP - NE LP's operations for the nine months ended September 30, 1998 primarily reflect the operations of the Partnerships subsequent to the Acquisitions on January 14, 1998 and the related allocation of the purchase price. Revenues for the third quarter and year to date totaled $83.9 million and $225.1 million, respectively, and were comprised of $82.8 million and $221.8 million, respectively, of power sales to utilities and $1.1 million and $3.3 million, respectively, of steam sales. Power sales to utilities reflect changes in utility energy bank balances (which increased reported revenues) of $2.7 million and $10.0 million, respectively, which are determined in accordance with scheduled or specified rates under certain power purchase contracts. Revenues year to date reflect lower generation and availability resulting from a May scheduled inspection and maintenance outage at the NEA facility.

Fuel expense for the third quarter and year to date is comprised of $37.5 million and $104.4 million, respectively, of fuel purchased for the Partnerships and the fixed and variable costs associated with the delivery and use of the fuel for operations. These fuel costs are offset by $5.2 million and $14.9 million, respectively, of deferred credit amortization for fuel contracts as a result of the purchase price allocation of the Acquisitions. Fuel expense year to date reflects decreased fuel consumption as a result of the May scheduled inspection and maintenance outage mentioned above.

O&M expenses for the third quarter and year to date are comprised of O&M provider fees and site expenses of $6.8 million and $17.7 million, respectively, offset by $1.1 million and $3.4 million, respectively, of deferred credit amortization for O&M contracts as a result of the purchase price allocation of the Acquisitions. Included in O&M expenses is the major maintenance accrual described in Note 2 of NE LP.

Depreciation and amortization for the third quarter and year to date is comprised of depreciation for the cogeneration and carbon dioxide facilities of $5.5 million and $15.5 million, respectively, and $12.5 million and $36.0 million, respectively, of amortization of the power purchase contracts as a result of the purchase price allocation of the Acquisitions.

General and administrative expenses are comprised primarily of management and professional fees and site expenses.

Interest expense for the third quarter and year to date is comprised primarily of interest on notes payable to the Funding Corp. ($11.2 million and $32.5 million, respectively), interest on notes payable to the Acquisition Corp. subsequent to February 19, 1998 ($4.4 million and $10.8 million, respectively) and interest on energy bank balances ($3.0 million and $11.4 million, respectively).

Interest income reflects cash balances earning investment income and reflects the impact of the release and distribution of debt service reserve cash on January 21, 1998 and energy bank collateral restricted cash on February 3, 1998.

Year 2000 - NE LP is continuing to work to resolve the potential impact of the year 2000 on the processing of information by its computer systems. A multi-phase plan has been developed consisting of inventorying potential problems, assessing what will be required to address each potential problem, taking the necessary action to fix each problem, testing to see that the action taken did result in year 2000 readiness and implementing the required solution. The inventory and assessment of the information technology infrastructure, computer applications and computerized processes embedded in operating equipment has been substantially completed. NE LP's efforts to assess the year 2000 readiness of third parties are ongoing. These communications will help ensure that critical supplies are not interrupted, that large customers are able to receive power and that transactions with or processed by financial institutions will occur as intended. NE LP is on schedule with its multi-phase plan and all phases are expected to be completed by mid-1999. The cost of addressing year 2000 issues is estimated to be approximately $500,000.

At this time, NE LP believes that the most reasonably likely worst case scenarios relating to the year 2000 could include a temporary disruption of service to power purchasers, caused by a potential disruption in fuel supply, water supply and telecommunications. A contingency planning team has been established to identify the risks associated with the year 2000. A preliminary contingency plan is expected to be developed by the end of the first quarter of 1999, and will be continually updated as additional information becomes available.


LIQUIDITY AND CAPITAL RESOURCES

The Funding Corp. and the Partnerships - Cash flow generated by the Partnerships during the nine month period ended September 30, 1998 was sufficient to fund operating expenses as well as fund the debt service requirements of the Funding Corp. For the period ended September 30, 1998, there have been $136.0 million in distributions to partners.

The Acquisition Corp. and NE LP - Cash flow generated by NE LP during the nine month period ended September 30, 1998 was sufficient to fund operating expenses as well as fund the debt service requirements of the Acquisition Corp. For the nine months ended September 30, 1998, there have been $535.4 million of contributions from partners and $330.7 million in distributions to partners.

During the nine months ended September 30, 1998 NE LP expended net cash of $482.2 million for acquisition of the Partnerships, received $69.2 million from release of restricted cash collateral and received $215.2 million of cash proceeds from the loan from the Acquisition Corp.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits

      Exhibit
      Number                                       Description
       27.1     Financial Data Schedule - ESI Tractebel Funding Corp.
       27.2     Financial Data Schedule for the period January 1, 1998 to January 13, 1998 -
                  Northeast Energy Associates, A Limited Partnership
       27.3     Financial Data Schedule for the period January 1, 1998 to January 13, 1998 -
                  North Jersey Energy Associates, A Limited Partnership
       27.4     Financial Data Schedule for the period January 14, 1998 to September 30, 1998 -
                  Northeast Energy Associates, A Limited Partnership
       27.5     Financial Data Schedule for the period January 14, 1998 to September 30, 1998 -
                  North Jersey Energy Associates, A Limited Partnership
       27.6     Financial Data Schedule - ESI Tractebel Acquisition Corp.
       27.7     Financial Data Schedule - Northeast Energy, LP
</table


(b)   Reports on Form 8-K

      (1) A current report on Form 8-K dated September 4, 1998 was filed by ESI Tractebel Funding Corp., Northeast Energy Associates, A Limited
Partnership and North Jersey Energy Associates, A Limited Partnership on
September 4, 1998 reporting two events under Item 4 - Changes in Registrant's
Certifying Accountant.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


ESI TRACTEBEL FUNDING CORP.
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
ESI TRACTEBEL ACQUISITION CORP.
NORTHEAST ENERGY, LP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
(Registrants)



Date: November 10, 1998


		PETER D. BOYLAN
		Peter D. Boylan
		Treasurer
