Form 10-K
period 1998-12-31
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 1999-03-30
CIK 934665, 934666, 934667, 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


               For the fiscal year ended December 31, 1998


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

Securities registered pursuant to Section 12(g) of the Act:
  8.43% Senior Secured Notes due 2000, Series A
  9.16% Senior Secured Notes due 2002, Series A
  9.32% Senior Secured Bonds due 2007, Series A
  9.77% Senior Secured Bonds due 2010, Series A
  7.99% Secured Bonds due 2011, Series B



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing
requirements for the past 90 days.    Yes  X        No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is no contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

                      ----------------------------------

This combined Form 10-K represents separate filings by ESI Tractebel Funding Corp., Northeast Energy Associates, A Limited Partnership, North Jersey Energy Associates, A Limited Partnership, ESI Tractebel Acquisition Corp. and Northeast Energy, LP. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no other representations whatsoever as to any other registrant.


DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term                        Meaning
Acquisition Corp.           ESI Tractebel Acquisition Corp.
Act                         Securities Act of 1933, as amended
avoided cost                the incremental cost to an electric utility of electric energy and/or capacity that, but for the purchase from a qualifying facility, such utility would generate itself or purchase from another source
Boston Edison               Boston Edison Company
Broad Street                Broad Street Contract Services, Inc.
Btu                         British thermal units, a unit of energy
Cogeneration                Power production technology that provides for the sequential generation of two or more useful forms of energy from a single primary fuel source
Commonwealth                Commonwealth Electric Company
ESI Energy                  ESI Energy, Inc.
ESI GP                      ESI Northeast Energy GP, Inc.
ESI LP                      ESI Northeast Energy LP, Inc.
ESI Northeast Acquisition   ESI Northeast Energy Acquisition Funding, Inc.
ESI Northeast Funding       ESI Northeast Energy Funding, Inc.
ESI Northeast Fuel          ESI Northeast Fuel Management, Inc.
ETURC                       ESI Tractebel Urban Renewal Corporation, previously IEC Urban Renewal Corporation
FERC                        Federal Energy Regulatory Commission
FPL                         Florida Power & Light Company
FPL Energy                  FPL Energy, Inc.
FPL Group                   FPL Group, Inc.
FPL Group Capital           FPL Group Capital Inc
FPLE Operating Services     FPL Energy Operating Services, Inc., previously ESI Operating Services, Inc.
Funding Corp.               ESI Tractebel Funding Corp., previously IEC Funding Corp.
IEC                         Intercontinental Energy Corporation, a Massachusetts corporation
JCP&L                       Jersey Central Power & Light
kwh                         kilowatt-hour
Management's Discussion     Item 7. Management's Discussion and Analysis of Financial Condition and Results
                              of Operations
Montaup                     Montaup Electric Company
MMBtu                       millions of Btu
mw                          megawatt(s)
NE LLC                      Northeast Energy, LLC
NE LP                       Northeast Energy, LP
NEA                         Northeast Energy Associates, A Limited Partnership
NJEA                        North Jersey Energy Associates, A Limited Partnership
NEPOOL                      New England Power Pool
O&M                         operations and maintenance
Partners                    ESI GP and ESI LP together with Tractebel GP and Tractebel LP
Partnerships                NEA together with NJEA
PJM                         Pennsylvania-New Jersey-Maryland power pool
ProGas                      ProGas Limited of Alberta, Canada
PSE&G                       Public Service Electric & Gas of Newark, New Jersey
PURPA                       Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities       Non-utility power production facilities meeting the requirements of a qualifying facility under PURPA
Reform Act                  Private Securities Litigation Reform Act of 1995
Rule 144A                   Rule 144A promulgated under the Act
Sanwa                       Sanwa Bank Limited, New York Branch
Tractebel                   Tractebel, Inc.
Tractebel GP                Tractebel Northeast Generation GP, Inc.
Tractebel LP                Tractebel Associates Northeast LP, Inc.
Tractebel Power             Tractebel Power, Inc.
Trustee                     State Street Bank and Trust Company, a Massachusetts banking corporation
Westinghouse                Siemens Westinghouse Operating Services Company
Westinghouse Power          Siemens Westinghouse Power Corporation



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

In connection with the safe harbor provisions of the Reform Act, the Funding Corp., the Partnerships, the Acquisition Corp. and NE LP (all five entities collectively, the Registrants) are hereby filing cautionary statements identifying important factors that could cause the Registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Registrants made by or on behalf of the Registrants which are made in this combined Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Registrants' actual results to differ materially from those contained in forward-looking statement made by or on behalf of the Registrants.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changing governmental policies and regulatory actions with respect to the Public Utility Regulatory Policies Act of 1978, as amended, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, and present or prospective competition.

The business and profitability of the Registrants are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, unanticipated development project delays or changes in project costs, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements, and any unanticipated impact of the year 2000, including delays or changes in costs of year 2000 compliance, or the failure of major suppliers, customers and others with whom the Registrants do business to resolve their own year 2000 issues on a timely basis.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Registrants.


PART I

Item 1.  Business

General. NE LP, a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in two partnerships, NEA and NJEA, each of which owns an electric power generation station in the northeastern United States. NE LP is jointly owned by ESI GP and ESI LP (indirect wholly-owned subsidiaries of FPL Energy, which is an indirect wholly-owned subsidiary of FPL Group, a company listed on the New York Stock Exchange) and Tractebel GP and Tractebel LP (indirect wholly-owned subsidiaries of Tractebel S.A., a Belgian energy and environmental services business). NE LP also formed a wholly-owned entity, NE LLC, to assist in such acquisitions. On January 14, 1998, NE LP and NE LLC acquired all of the interests in the Partnerships from IEC and from certain individuals.

The Partnerships were formed in 1986 to develop, construct, own, operate and manage the cogeneration facilities. NEA's facility commenced commercial operation in September 1991 and is located in Bellingham, Massachusetts. NJEA's facility commenced commercial operation in August 1991 and is located in Sayreville, New Jersey.

In connection with the acquisition of the Partnerships' interests, the Funding Corp. was acquired by a subsidiary of ESI Energy, Tractebel Power and Broad Street from IEC. This entity was established in 1994 solely for the purpose of issuing debt. This debt was privately issued under Rule 144A to acquire outstanding bank debt and to loan funds to the Partnerships and was subsequently exchanged for public debt under the Act.

On January 12, 1998, the Acquisition Corp. was formed. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy and a subsidiary of Tractebel Power. On February 12, 1998, the Acquisition Corp. issued $220 million of debt under Rule 144A which was also subsequently exchanged for public debt under the Act. The proceeds were loaned to NE LP and then distributed to direct subsidiaries of FPL Energy and Tractebel Power. Repayment of the debt is expected from distributions from the Partnerships.

None of the Registrants or the Partners have any employees.

See Item 12. Security Ownership of Certain Beneficial Owners and Management for interests of ownership.

Partnerships' Operations. The Partnerships operate in the independent power industry. In the United States, regulated electric utilities have been the dominant producers and suppliers of electric energy since the early 1900s. In 1978, PURPA removed regulatory constraints relating to the production and sale of electric energy by certain non-utility power producers and required electric utilities to buy electricity from certain types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. The Partnerships were created as a result of the PURPA legislation.

Each of the Partnerships owns a nominal 300 mw natural gas-fired combined-cycle cogeneration facility. The facilities were constructed by Westinghouse Power and use natural gas to produce electrical energy and thermal energy in the form of steam. The Partnerships were developed and are operated as qualifying facilities under PURPA and the regulations promulgated thereunder by the FERC. The Partnerships must satisfy certain annual operating and efficiency standards and ownership requirements to maintain qualifying facility status, which exempts the Partnerships from certain federal and state regulations. The Partnerships are, however, not exempt from state regulatory commission general supervisory powers relating to environmental and safety matters.

NEA and NJEA sell substantially all of their output to regulated utilities under power purchase agreements as follows:

                                      % of              Power Purchase
Power Purchaser            MW         Capacity         Agreement Expiration
NEA:
  Boston Edison           135            45%           September 15, 2016
  Boston Edison            84            28            September 15, 2011
  Commonwealth             25             8            September 15, 2016
  Commonwealth             21             7            September 15, 2016
  Montaup                  25             8            September 15, 2021
  NEA Total               290            96%

NJEA:
  JCP&L                   250            83%           August 13, 2011

The remainder of the net electrical energy produced by NJEA is sold to the marketplace either directly to third parties or via FPL's Energy Marketing & Trading Division. The power purchase agreements provide for substantially continuous delivery of base load power.

Certain of the power purchase agreements require the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. Some of the energy banks bear interest at various rates specified in the agreements. Upon termination of the agreements, remaining amounts recorded in the energy banks will be required to be repaid. Energy bank balances are partially secured by letters of credit.

To meet the FERC regulations for a qualifying facility, both NEA and NJEA sell at least 5% of the steam produced to unrelated third parties. NEA sells its steam to a third party which leases a carbon dioxide facility owned by NEA and located on NEA's property.

Approximately 80% of the natural gas that fuels the Partnerships' facilities is supplied pursuant to long-term gas supply agreements with ProGas and, in the case of NJEA, also pursuant to a long-term gas supply agreement with PSE&G. Gas is transported to, or stored for later use by, the Partnerships pursuant to long-term gas transportation and storage agreements. The remainder of the daily fuel requirements is satisfied by open-market purchases. Price escalators under the long-term gas agreements are intended to correlate to the price escalators under the power purchase agreements, thereby reducing the risk associated with increases in the price of natural gas. ESI Northeast Fuel, an indirect wholly-owned subsidiary of FPL Energy, is the fuel manager for the Partnerships and provides fuel management and administrative services by contracting with FPL's Energy Marketing & Trading Division. This division buys and sells wholesale energy commodities, such as natural gas and electric power.

Operations and maintenance of the Partnerships was provided by Westinghouse, a subsidiary of Westinghouse Power, through December 31, 1998. Effective December 31, 1998, the O&M contracts between Westinghouse Power and the Partnerships were terminated by mutual consent of both parties and the payment of $10 million to Westinghouse. FPLE Operating Services, a wholly-owned indirect subsidiary of FPL Energy, became the new provider of O&M services for the Partnerships on January 1, 1999. See Management's Discussion - Results of Operations.

Seasonality. The performance of the Partnerships is dependent on ambient conditions (principally air temperature, air pressure and humidity), which affect the efficiency and capacity of the combined-cycle facilities. Payments due to NJEA under the JCP&L power purchase agreement during winter and summer season are substantially higher than those in spring and fall. Otherwise, the business of the Partnerships is not materially subject to seasonal factors.

Competition. Recent regulatory change has created additional competition in the form of wholesale power marketers that engage in purchase and resale transactions between power producers and power distributors. This increased competition has reduced the price regulated utilities are willing to pay to independent power producers for electrical capacity and energy. Although substantially all of the Partnerships' output is committed under the power purchase agreements described above, these factors may adversely affect energy prices under certain power purchase agreements that are tied to the actual costs of the purchasing utility, as well as the price NJEA could obtain in the open market for excess power sales.

Deregulation. Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level. Although the legislation varies by state, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing above market costs will be recoverable and the mechanism for the recovery of such costs.

The Partnerships operate under two voluntary power pool associations that control the transmission of electricity. NEA operates under NEPOOL and NJEA operates under PJM. While legislators and state regulatory commissions will decide what impact, if any, competitive forces will have on retail transactions, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. The FERC has approved various filings submitted by NEPOOL and PJM that further electric industry deregulation initiatives.

NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

Item 2.  Properties

As of December 31, 1998, the Partnerships had the following properties:

        Facility Type                 Location              Principal Use
NEA cogeneration facility (1)      Bellingham, MA     Power production
NEA carbon dioxide plant (2)       Bellingham, MA     Carbon dioxide production
NEA residential properties (3)     Bellingham, MA     Private residences
NJEA cogeneration facility (2)     Sayreville, NJ     Power production

(1)  Subject to the liens of a first and second mortgage.
(2)  Subject to the lien of a first mortgage.
(3) NEA owns 12 properties, most with single-family dwellings, located on land immediately adjacent to the facility site. These properties are subject to the lien of a mortgage.

Item 3.  Legal Proceedings

None of the Registrants are involved in any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


PART II

Item 5.  Market for the Registrants' Common Equity and Related Stockholder
Matters

This item is not applicable for the Registrants.

Item 6.  Selected Financial Data

                                                                           Years Ended December 31,
                                                              1998         1997       1996       1995       1994
                                                                             (Thousands of Dollars)
SELECTED DATA OF NE LP
Operating revenues ......................................   $  302,693   $      -        n/a        n/a         n/a
Net income ..............................................   $   14,098   $      -        n/a        n/a         n/a
Total assets ............................................   $1,410,343   $      -        n/a        n/a         n/a
Long-term debt, excluding current maturities ............   $  665,213   $      -        n/a        n/a         n/a
Amounts due utilities for energy bank balances ..........   $  173,356   $      -        n/a        n/a         n/a

SELECTED DATA OF THE PARTNERSHIPS (a)

Operating revenues ......................................   $   (b)      $312,154   $272,262   $280,549    $238,712
Net income (loss) .......................................   $   (b)      $ 36,673   $  9,924   $ 26,857    $(16,916)
Total assets ............................................   $1,403,045   $541,545   $566,534   $617,034    $650,027
Long-term debt, excluding current maturities ............   $  445,213   $468,724   $490,287   $514,362    $539,566
Amounts due utilities for energy bank balances ..........   $  173,356   $230,565   $220,922   $188,053    $155,496

SELECTED DATA OF THE FUNDING CORP.

Operating revenues ......................................   $        -   $      -   $      -   $      -    $      -
Net income ..............................................   $        -   $      -   $      -   $      -    $      -
Total assets ............................................   $  468,725   $490,288   $514,363   $539,567    $560,145
Long-term debt, excluding current maturities ............   $  445,213   $468,724   $490,287   $514,362    $539,566

SELECTED DATA OF THE ACQUISITION CORP.

Operating revenues ......................................   $        -        n/a        n/a        n/a         n/a
Net income ..............................................   $        8        n/a        n/a        n/a         n/a
Total assets ............................................   $  220,152        n/a        n/a        n/a         n/a
Long-term debt, excluding current maturities ............   $  220,000        n/a        n/a        n/a         n/a

(a)  On January 14, 1998, NE LP and NE LLC acquired all of the interests in the Partnerships from IEC resulting in a new basis of accounting by the Partnerships.  (See Note 2 - Summary of Significant Accounting Policies -
     Acquisitions)

(b)  Split period
                                                             1/1 to 1/13      1/14 to 12/31
     Operating revenues .................................        $13,109           $302,693
     Net income  ........................................        $ 2,909           $ 30,000

n/a - not applicable because entities were not in existence.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NE LP, a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in two partnerships, NEA and NJEA, each of which owns an electric power generation station in the northeastern United States. On January 14, 1998, NE LP acquired all of the interests in the Partnerships and the Funding Corp. for approximately $545 million, including approximately $10 million of acquisition costs. The acquisition of the Partnerships was accounted for using the purchase method of accounting and was subject to pushdown accounting, which gave rise to a new basis of accounting by the Partnerships. During 1998, the Acquisition Corp. issued $220,000,000 of 7.99% Secured Bonds Due 2011 to qualified institutional buyers as defined in Rule 144A for the purpose of reimbursing certain partners of NE LP for a portion of their equity contributions used to acquire the Partnerships and the Funding Corp.

Operations and maintenance of the Partnerships was provided by Westinghouse through December 31, 1998. Effective December 31, 1998, the O&M contracts between Westinghouse Power and the Partnerships were terminated by mutual consent of both parties and the payment of $10 million to Westinghouse. The Partnerships recorded a net gain of $4.2 million, the effect of which is reflected in the statement of operations for the period ended December 31, 1998. Additionally, the Partnerships agreed to pay Westinghouse a total of $15.6 million for spare parts to be purchased in 1999 and 2000. FPLE Operating Services became the new provider of O&M services for the Partnerships on January 1, 1999.

NE LP for the year ended December 31, 1998 - NE LP's operations for the year ended December 31, 1998 primarily reflect the operations of the Partnerships subsequent to the acquisitions on January 14, 1998 and the related allocation of the purchase price.

Revenues year to date totaled $302.7 million and were comprised of $298.2 million of power sales to utilities and $4.5 million of steam sales. Power sales to utilities reflect changes in utility energy bank balances of $15.6 million (which increased reported revenues) that are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense of $121.4 million includes $141.5 million of fuel purchased for the Partnerships and the fixed and variable costs associated with the delivery and use of the fuel for operations. These fuel costs are offset by $20.1 million of deferred credit amortization for fuel contracts as a result of the purchase price allocation of the acquisitions.

O&M expenses of $14.0 million are comprised of O&M provider fees and site expenses of $22.7 million offset by $4.5 million of deferred credit amortization for O&M contracts as a result of the purchase price allocation of the acquisitions and offset by a $4.2 million net gain recorded from the early termination of the O&M contracts between Westinghouse Power and the Partnerships. Included in O&M expenses is the major maintenance accrual described in Note 2 of NE LP.

Depreciation and amortization of $69.5 million is comprised of depreciation for the cogeneration and carbon dioxide facilities of $21.0 million and $48.5 million of amortization of the power purchase agreements as a result of the purchase price allocation of the acquisitions.

General and administrative expenses of $9.8 million are comprised primarily of management and professional fees and site expenses.

Interest expense of $76.3 million is comprised primarily of interest on notes payable to the Funding Corp. ($43.7 million), interest on energy bank balances ($17.4 million) and interest on the Acquisition Corp. notes ($15.2 million).

Interest income reflects cash balances earning investment income and reflects the impact of the release and distribution of debt service reserve cash and energy bank collateral restricted cash during 1998.

The Partnerships for the period from January 14, 1998 to December 31, 1998 (post-acquisition) - Subsequent to January 13, 1998, the basis of presentation of the results of operations for the Partnerships reflects the new basis of accounting discussed in Note 1 and Note 2 of the Partnerships.

Revenues period to date totaled $302.7 million and were comprised of $298.2 million of power sales to utilities and $4.5 million of steam sales. Power sales to utilities reflect changes in utility energy bank balances of $15.6 million (which increased reported revenues) that are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense of $121.4 million includes $141.5 million of fuel purchased for the Partnerships and the fixed and variable costs associated with the delivery and use of the fuel for operations. These fuel costs are offset by $20.1 million of deferred credit amortization for fuel contracts as a result of the purchase price allocation of the acquisitions.

O&M expenses of $14.0 million are comprised of O&M provider fees and site expenses of $22.7 million offset by $4.5 million of deferred credit amortization for O&M contracts as a result of the purchase price allocation of the acquisitions and offset by a $4.2 million net gain recorded from the early termination of the O&M contracts between Westinghouse Power and the Partnerships. Included in O&M expenses is the major maintenance accrual described in Note 2 of the Partnerships.

Depreciation and amortization of $69.5 million is comprised of depreciation for the cogeneration and carbon dioxide facilities of $21.0 million and $48.5 million of amortization of the power purchase agreements as a result of the purchase price allocation of the acquisitions.

General and administrative expenses of $9.5 million are comprised primarily of management and professional fees and site expenses.

Interest expense of $61.2 million is comprised primarily of interest on notes payable to the Funding Corp. ($43.7 million) and interest on energy bank balances ($17.4 million).

Interest income reflects cash balances earning investment income and reflects the impact of the release and distribution of debt service reserve cash and energy bank collateral restricted cash during 1998.

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

The Partnerships for calendar year 1997 compared to calendar year 1996 - Revenues for the year ended December 31, 1997 were $312.2 million compared to $272.3 million for the year ended December 31, 1996. The increase in revenues is primarily due to increased power sales to utilities and reflects changes in utility energy bank balances which are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense for the year ended December 31, 1997 was $151.5 million compared to $138.7 million for the year ended December 31, 1996. The increase in fuel is primarily due to increased fuel needs purchased for the Partnerships and fixed and variable costs associated with delivery and use of the fuel for operations.

O&M expenses for the year ended December 31, 1997 were $25.7 compared to $22.9 million for the year ended December 31, 1996. The increase in O&M expenses is primarily due to increased O&M provider fees and site utility expenses, as well as performance bonuses and heat rate bonuses payable under the O&M agreements.

Depreciation and amortization for the years ended December 31, 1997 and 1996 was $25.0 million and is primarily comprised of depreciation for the cogeneration and carbon dioxide facilities.

General and administrative expenses for the year ended December 31, 1997 were $16.0 million compared to $14.4 million for the year ended December 31, 1996 and are comprised primarily of management and professional fees.

Interest expense for the year ended December 31, 1997 is comprised primarily of interest on notes payable to the Funding Corp. ($47.3 million) and interest on energy bank balances ($17.4 million). Interest expense for the year ended December 31, 1996 is comprised primarily of interest on notes payable to the Funding Corp. ($49.4 million) and interest on energy bank balances ($19.7 million).

Interest income for the year ended December 31, 1997 was $9.9 million as compared to $10.5 million for the year ended December 31, 1996. The decrease in interest income reflects lower cash balances earning investment income.

The Funding Corp. - Debt principal payments were $21.6 million, $24.1 million and $25.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Debt interest payments were $45.3 million, $47.3 million and $49.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

The Acquisition Corp. - Debt interest payments of $15.2 million were made by the Acquisition Corp. during 1998.

Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level. Although the legislation varies by state, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing above market costs will be recoverable and the mechanism for the recovery of such costs. NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

The Registrants are continuing to work to resolve the potential impact of the year 2000 on the processing of information by their computer systems. A multi-phase plan has been developed consisting of inventorying potential problems, assessing what will be required to address each potential problem, taking the necessary action to fix each problem, testing to see that the action taken did result in year 2000 readiness and implementing the required solution. The inventory and assessment of the information technology infrastructure, computer applications and computerized processes embedded in operating equipment has been completed. The Registrants' efforts to assess the year 2000 readiness of third parties include surveying important suppliers. Meetings are being conducted with suppliers. Results of our supplier readiness assessment are being considered in the development of our contingency plans to help ensure that critical supplies are not interrupted, that large power purchasers are able to receive power and that transactions with or processed by financial institutions will occur as intended. The Registrants are on schedule with their multi-phase plan and all phases are expected to be completed by mid-1999, except for work at NJEA which will be completed during a scheduled outage in October 1999. The cost of addressing year 2000 issues is estimated to be approximately $500,000, of which approximately 20% had been spent through December 31, 1998.

At this time, the Registrants believe that the most reasonably likely worst case scenarios relating to the year 2000 could include a temporary disruption of service to customers, caused by a potential disruption in fuel supply, water supply and telecommunications. The Registrants' year 2000 contingency planning is currently underway to address risk scenarios at the operating level (such as generation, transmission and distribution), as well as at the business level (such as procurement and accounting). These plans are intended to mitigate both internal risks and potential risks in the Registrants' supply chain. Contingency plans are expected to be completed by mid-1999, allowing the second half of 1999 for communication and training.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Registrants are currently assessing the effect, if any, on their financial statements of implementing FAS 133. The Registrants will be required to adopt the standard in 2000.

Liquidity and Capital Resources

The Funding Corp. and the Partnerships - Cash flow generated by the Partnerships during 1998 was sufficient to fund operating expenses as well as fund the debt service requirements of the Funding Corp. Debt maturities of the Funding Corp. will require cash outflows of approximately $313.4 million in principal and interest through 2003, including $67.0 million in 1999. It is anticipated that cash requirements for principal and interest payments in 1999 will be satisfied with operational cash flow. For the year ended December 31, 1998, there were $159.6 million in distributions to partners, $69.2 million of which resulted from the release of restricted cash collateral.

The Acquisition Corp. and NE LP - Cash flow generated by NE LP during 1998 was sufficient to fund operating expenses as well as fund the debt service requirements of the Acquisition Corp. and the Funding Corp. Debt maturities of the Acquisition Corp. and the Funding Corp. will require cash outflows of approximately $417.8 million in principal and interest through 2003, including $84.6 million in 1999. It is anticipated that cash requirements for principal and interest payments in 1999 will be satisfied with operational cash flow. For the year ended December 31, 1998, there were $545.4 million of contributions from partners and $347.2 million in distributions to partners.

During the year ended December 31, 1998, NE LP expended net cash of $482.2 million for acquisition of the Partnerships, received $69.2 million from release of restricted cash collateral and received $215.2 million of cash proceeds from the loan from the Acquisition Corp.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

All financial instruments and positions held by NE LP and the Partnerships described below are held for purposes other than trading.

Interest rate risk - The fair value of NE LP's and the Partnerships' long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of debt and interest rate swap agreements to a hypothetical 10% decrease in interest rates:

                                                                                                   1998
                                                                                                             Hypo-
                                                                                                             thetical
                                                                                                             Increase
                                                                                     Carrying     Fair       in Fair
                                                                                      Value       Value      Value(a)
                                                                                          (Thousands of Dollars)
Long-term debt of NE LP/Acquisition Corp. .........................................  $220,000  $ 250,000(b)  $ 12,000
Long-term debt of Partnerships/Funding Corp. ......................................  $468,724  $ 574,000(b)  $ 21,000
Interest rate swap agreements of NE LP/the Partnerships ...........................  $    191  $     191(c)  $      -

(a)  Calculated based on the change in discounted cash flow.
(b)  Based on the borrowing rate currently available for debt instruments with similar terms and average maturities.
(c)  Based on estimated cost to terminate the agreements.

While a decrease in interest rates would increase the fair value of debt, it is unlikely that events that would result in a realized loss will occur.

Commodity price risk - The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To mitigate the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships mitigate their risk through purchases of natural gas through the use of natural gas call options, natural gas purchase swap agreements that require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas, and forward purchases of natural gas. The following presents the sensitivity of the fair value of gas purchase swap agreements to a hypothetical 10% decrease in natural gas prices:

                                                                                                   1998
                                                                                                             Hypo-
                                                                                                             thetical
                                                                                                             Increase
                                                                                     Carrying     Fair       in Fair
                                                                                      Value       Value      Value(a)
                                                                                          (Thousands of Dollars)
Gas purchase swap agreements of NE LP/the Partnerships ............................  $      -  $     788(b)  $  2,681

(a)  Calculated based on the change in natural gas prices.
(b)  Based on estimated cost to terminate the agreements.



Item 8.  Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT



NORTHEAST ENERGY, LP
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP:

We have audited the consolidated financial statements of Northeast Energy, LP, as of December 31, 1998 and 1997 and for the year ended December 31, 1998, and the combined financial statements of Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership, as of December 31, 1998 and for the periods from January 1, 1998 to January 13, 1998, and from January 14, 1998 to December 31, 1998, listed in the accompanying index at Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1998. These financial statements are the responsibility of the respective Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Northeast Energy, LP, and the combined financial position of Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership, and the results of their operations and their cash flows for the above-stated periods in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
March 19, 1999


INDEPENDENT AUDITORS' REPORT



NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP:

In our opinion, the combined balance sheet and the related combined statements of operations, of cash flows and of partners' equity as of and for each of the two years in the period ended December 31, 1997 (appearing on pages 17 through 27 of this Form 10-K Annual Report) present fairly, in all material respects, the financial position, results of operations and cash flows of Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership (the "Partnerships") as of and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the combined financial statements of the Partnerships for any period subsequent to December 31, 1997.




PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
March 24, 1998


NORTHEAST ENERGY, LP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

                                                                                                December 31,
                                                                                          1998             1997
ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $   36,038      $         -
  Accounts receivable ..............................................................       29,746                -
  Fuel inventories .................................................................        4,935                -
  Prepaid expenses and other current assets ........................................          406                -
    Total current assets ...........................................................       71,125                -

Non-current assets:
  Deferred debt issuance costs (net of accumulated amortization of $548) ...........        6,412                -
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $20,987) .......................................................      492,566                -
  Power purchase contracts (net of accumulated amortization of $48,545) ............      840,211                -
  Other assets .....................................................................           29                -
    Total non-current assets .......................................................    1,339,218                -

TOTAL ASSETS .......................................................................   $1,410,343      $         -


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. .............................   $   23,511      $         -
  Accounts payable .................................................................       12,338                -
  Due to related parties ...........................................................          800                -
  Other accrued expenses ...........................................................        9,384                -
    Total current liabilities ......................................................       46,033                -

Non-current liabilities:
  Deferred credit - fuel contracts .................................................      313,427                -
  Notes payable - the Funding Corp. ................................................      445,213                -
  Note payable - the Acquisition Corp. .............................................      220,000                -
  Amounts due utilities for energy bank balances ...................................      173,356                -
    Total non-current liabilities ..................................................    1,151,996                -

Partners' equity:
  General partners .................................................................        4,246                -
  Limited partners .................................................................      208,068                -
    Total partners' equity .........................................................      212,314                -

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY .............................................   $1,410,343      $         -




The accompanying notes are an integral part of these consolidated financial statements.


NORTHEAST ENERGY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)

                                                                                                        Period from
                                                                                                        November 21,
                                                                                           Year Ended     1997 to
                                                                                          December 31,  December 31,
                                                                                              1998          1997
REVENUES .............................................................................      $302,693      $      -

COSTS AND EXPENSES:
  Fuel ...............................................................................       121,438             -
  Operations and maintenance .........................................................        13,956             -
  Depreciation and amortization ......................................................        69,543             -
  General and administrative .........................................................         9,794             -
    Total costs and expenses .........................................................       214,731             -

OPERATING INCOME .....................................................................        87,962             -

OTHER EXPENSE (INCOME):
  Amortization of debt issuance costs ................................................           548             -
  Interest expense ...................................................................        76,336             -
  Interest income ....................................................................        (3,020)            -
    Total other expense - net ........................................................        73,864             -

NET INCOME............................................................................      $ 14,098      $      -




The accompanying notes are an integral part of these consolidated financial statements.


NORTHEAST ENERGY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

                                                                                                        Period from
                                                                                                        November 21,
                                                                                           Year Ended     1997 to
                                                                                          December 31,  December 31,
                                                                                              1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................................     $  14,098     $      -
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...................................................        70,091            -
      Amortization of fuel and O&M contracts ..........................................       (24,632)           -
      Other ...........................................................................           273            -
      Decrease in accounts receivable .................................................        14,295            -
      Decrease in other current assets ................................................         2,086            -
      Decrease in accounts payable and accrued expenses ...............................       (18,965)           -
      Increase in amounts due utilities for energy bank balances ......................         1,427            -
      Decrease in due to related parties ..............................................        (1,479)           -
    Net cash provided by operating activities .........................................        57,194            -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Release of restricted cash collateral ...............................................        69,156
  Acquisition purchase price, net of $62,635 cash acquired ............................      (482,167)           -
    Net cash used in investing activities .............................................      (413,011)           -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from partners .........................................................       545,412            -
  Principal payments on the Funding Corp. notes  ......................................       (21,563)           -
  Net proceeds from loan by the Acquisition Corp. .....................................       215,202            -
  Distributions to partners ...........................................................      (347,196)           -
    Net cash provided by financing activities .........................................       391,855            -

Net increase in cash and cash equivalents .............................................        36,038
Cash and cash equivalents at beginning of period ......................................             -            -
Cash and cash equivalents at end of period ............................................     $  36,038     $      -

Supplemental disclosure of cash flow information:
  Cash paid for interest ..............................................................     $  61,227     $      -




The accompanying notes are an integral part of these consolidated financial statements.


NORTHEAST ENERGY, LP
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(Thousands of Dollars)

                                                                             General      Limited       Partners'
                                                                             Partners     Partners       Equity
Balances, December 31, 1997 ............................................     $      -     $       -     $       -
  Contributions from partners ..........................................       10,908       534,504       545,412
  Net income ...........................................................          282        13,816        14,098
  Distributions to partners ............................................       (6,944)     (340,252)     (347,196)
Balances, December 31, 1998 ............................................     $  4,246     $ 208,068     $ 212,314




The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEETS
(Thousands of Dollars)

                                                                                                 December 31,
                                                                                                            1997
                                                                                             1998      (Prior Basis)
ASSETS
Current assets:
  Cash and cash equivalents .........................................................     $   35,152     $  61,203
  Accounts receivable ...............................................................         29,746        34,036
  Due from related party ............................................................              -           114
  Fuel inventories ..................................................................          4,935         4,752
  Prepaid expenses and other current assets .........................................            406         3,052
    Total current assets ............................................................         70,239       103,157

Non-current assets:
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $20,987 and $153,963, respectively) .............................        492,566       349,365
  Power purchase contracts (net of accumulated amortization of $48,545) .............        840,211             -
  Unamortized financing costs .......................................................              -        15,674
  Other assets ......................................................................             29         4,193
  Restricted cash ...................................................................              -        69,156
    Total non-current assets ........................................................      1,332,806       438,388

TOTAL ASSETS ........................................................................     $1,403,045     $ 541,545


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of notes payable - the Funding Corp. ..............................     $   23,511     $  21,563
  Accounts payable ..................................................................         12,338        15,450
  Due to related parties ............................................................            663            71
  Other accrued expenses ............................................................          9,384         2,358
    Total current liabilities .......................................................         45,896        39,442

Non-current liabilities:
  Deferred credit - fuel contracts ..................................................        313,427             -
  Notes payable - the Funding Corp. .................................................        445,213       468,724
  Amounts due utilities for energy bank balances ....................................        173,356       230,565
    Total non-current liabilities ...................................................        931,996       699,289

Partners' equity (deficit):
  General partner ...................................................................          4,252        (4,714)
  Limited partners ..................................................................        420,901      (192,472)
    Total partners' equity (deficit) ................................................        425,153      (197,186)

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY ..............................................     $1,403,045     $ 541,545




The accompanying notes are an integral part of these combined financial statements.



NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF OPERATIONS
(Thousands of Dollars)

                                                                          Years Ended December 31,
                                                                      Period from
                                                      Period from      January 1,
                                                       January 14,       1998 to
                                                         1998 to       January 13,
                                                      December 31,        1998            1997            1996
                                                          1998        (Prior Basis)   (Prior Basis)   (Prior Basis)
REVENUES .........................................      $302,693         $ 13,109        $312,154        $272,262

COSTS AND EXPENSES:
  Fuel ...........................................       121,438            5,774         151,476         138,727
  Operations and maintenance .....................        13,956              974          25,689          22,854
  Depreciation and amortization ..................        69,543              894          24,992          24,978
  General and administrative .....................         9,512              538          15,984          14,424
    Total costs and expenses .....................       214,449            8,180         218,141         200,983

OPERATING INCOME .................................        88,244            4,929          94,013          71,279

OTHER EXPENSE (INCOME):
  Interest expense ...............................        61,154            2,422          67,271          71,889
  Interest income ................................        (2,910)            (402)         (9,931)        (10,534)
    Total other expense - net ....................        58,244            2,020          57,340          61,355

NET INCOME .......................................      $ 30,000         $  2,909        $ 36,673        $  9,924




The accompanying notes are an integral part of these combined financial statements.


NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

                                                                          Years Ended December 31,
                                                                      Period from
                                                      Period from      January 1,
                                                       January 14,       1998 to
                                                         1998 to       January 13,
                                                      December 31,        1998            1997            1996
                                                          1998        (Prior Basis)   (Prior Basis)   (Prior Basis)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................  $  30,000        $   2,909       $ 36,673        $  9,924
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization...................     69,543              894         27,155          27,351
      Amortization of fuel and O&M contracts..........    (24,632)               -              -               -
      Decrease in due from related party .............          -              114              -               -
      (Increase) decrease in accounts receivable .....     14,295          (10,005)         9,635           7,794
      (Increase) decrease in other current assets ....      2,086              426            (34)         (1,342)
      Increase (decrease) in accounts payable and
        accrued expenses..............................    (18,809)           7,217           (996)         (1,317)
      Increase (decrease) in amounts due utilities
        for energy bank balances......................      1,427              (52)         9,643          32,869
      Increase (decrease) in due to related parties...        663              (71)            99            (253)
    Net cash provided by operating activities ........     74,573            1,432         82,175          75,026

CASH FLOWS FROM INVESTING ACTIVITIES:
  Release of restricted cash collateral ..............     69,156                -              -           9,412
  Capital expenditures ...............................          -                -           (378)           (824)
    Net cash provided by (used in) investing
      activities .....................................     69,156                -           (378)          8,588

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from partners ........................     10,000                -              -               -
  Principal payments on notes ........................    (21,563)               -        (24,075)        (25,204)
  Distributions to partners ..........................   (159,649)               -        (46,380)        (66,826)
    Net cash used in financing activities ............   (171,212)               -        (70,455)        (92,030)

Net increase (decrease) in cash and cash equivalents .    (27,483)           1,432         11,342          (8,416)
Cash and cash equivalents at beginning of period .....     62,635           61,203         49,861          58,277
Cash and cash equivalents at end of period ...........  $  35,152        $  62,635       $ 61,203        $ 49,861

Supplemental disclosure of cash flow information:
  Cash paid for interest .............................  $  46,045        $       -       $ 48,794       $ 51,435

Supplemental schedule of noncash investing and
financing activities:
  Accrued capitalized facility costs .................  $       -        $       -       $    240       $    165

  See Note 1 and Note 2 - Basis of Presentation concerning new basis of accounting subsequent to January 13, 1998




The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF PARTNERS' EQUITY
(Thousands of Dollars)

                                                                               General      Limited      Partners'
                                                                               Partner      Partners      Equity
Prior Basis
Balances, December 31, 1995 ............................................       $(4,047)    $(126,530)    $(130,577)
  Net income............................................................            99         9,825         9,924
  Distributions to partners ............................................          (668)      (66,158)      (66,826)
Balances, December 31, 1996 ............................................        (4,616)     (182,863)     (187,479)
  Net income............................................................           366        36,307        36,673
  Distributions to partners ............................................          (464)      (45,916)      (46,380)
Balances, December 31, 1997 ............................................        (4,714)     (192,472)     (197,186)
  Net income from January 1 to January 13, 1998 ........................            29         2,880         2,909
Balances, January 13, 1998..............................................        (4,685)     (189,592)     (194,277)
New Basis
  Adjustment of balance due to adoption of new basis....................        10,133       728,946       739,079
  Capital contributions from partners...................................           100         9,900        10,000
  Net income............................................................           300        29,700        30,000
  Distributions to partners ............................................        (1,596)     (158,053)     (159,649)
Balances, December 31, 1998 ............................................       $ 4,252     $ 420,901     $ 425,153




The accompanying notes are an integral part of these combined financial statements.


NORTHEAST ENERGY, LP
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Period Ended December 31, 1998
Period From January 1, 1998 to January 13, 1998
Years Ended December 31, 1997 and 1996


1.  Nature of Business

Northeast Energy, LP (NE LP), a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in two partnerships, each of which owns an electric power generation station in the northeastern United States (Northeast Energy Associates, A Limited Partnership (NEA) and North Jersey Energy Associates, A Limited Partnership
(NJEA), collectively the Partnerships) and is jointly owned by subsidiaries of ESI Energy, Inc. (ESI Energy) and Tractebel Power, Inc. (Tractebel Power). ESI Energy is wholly-owned by FPL Energy, Inc. (FPL Energy), which is an indirect wholly-owned subsidiary of FPL Group, Inc., a company listed on the New York Stock Exchange. Tractebel Power is a direct wholly-owned subsidiary of Tractebel, Inc., which is a direct wholly-owned subsidiary of Tractebel, S.A., a Belgian energy and environmental services business. NE LP also formed a wholly-owned entity, Northeast Energy, LLC (NE LLC) to assist in such acquisitions. NE LP had no financial activity prior to January 1, 1998.

On January 14, 1998, NE LP and NE LLC acquired all of the interests in the Partnerships from Intercontinental Energy Corporation (IEC), a Massachusetts corporation. NE LP holds a one percent (1%) general partner and ninety-eight percent (98%) limited partner interest in the Partnerships; NE LLC holds the remaining one percent (1%) limited partner interest. See Note 2 - Acquisitions for additional information relating to the acquisitions.

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

In connection with the acquisitions of the Partnerships' interests, an existing special purpose funding corporation was acquired by an entity related to FPL Energy and Tractebel Power. The funding corporation's name was changed from IEC Funding Corp. to ESI Tractebel Funding Corp (Funding Corp.). Additionally, as a means of funding portions of the purchase price of the acquisitions of the Partnerships, ESI Tractebel Acquisition Corp. (Acquisition Corp.) was formed. On February 12, 1998, the Acquisition Corp. issued new debt which was registered with the Securities and Exchange Commission in an exchange offer. The proceeds were distributed to ESI Energy and Tractebel Power. Repayment of the new debt is expected from distributions from the Partnerships and is guaranteed by all interests in the Partnerships. See Note 4 for additional information.

The partners share profits and losses and have interests in assets and liabilities and cash flows in proportion to their tax basis capital accounts. Distributions to the partners may be made only after all funding requirements of the Partnerships have been met, as described in the trust indenture.

2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Partnerships subsequent to the acquisitions, as they are indirectly wholly-owned by NE LP. All material intercompany transactions have been eliminated in consolidation. The accompanying combined financial statements include the accounts of the Partnerships for all periods and are combined based on common ownership. All material intercompany transactions have been eliminated in the combination.

Acquisitions - On January 14, 1998, NE LP and NE LLC acquired all of the interests in the Partnerships for approximately $545 million, including approximately $10 million of acquisition costs (the Acquisitions). The Acquisitions were accounted for using the purchase method of accounting and was subject to pushdown accounting, which gave rise to a new basis of accounting by the Partnerships. The purchase price has been allocated to the assets and liabilities acquired based on their fair values.


The following is a summary of the Partnerships' assets acquired and liabilities assumed in the Acquisitions (thousands of dollars):

Assets:
Current assets ........................................ $114,286
Restricted cash ....................................... $ 69,156
Cogeneration facilities and carbon dioxide facility.... $513,523
Power purchase agreements ............................. $888,756
Other assets .......................................... $     36

Liabilities:
Current liabilities ................................... $ 48,404
Operations and maintenance (O&M) contracts ............ $ 18,749
Fuel contracts ........................................ $333,544
Energy bank balances .................................. $171,530
Notes payable ......................................... $468,724

Carrying values of current assets, restricted cash and current liabilities were considered to closely approximate fair value and were not adjusted. Power purchase agreements were assigned a value based on the estimated amount to be received over the contract period in excess of an independent appraiser's assessment of market rates for power, discounted to the date of acquisition. The cogeneration facilities and carbon dioxide facility were initially assigned value based on an assessment of current replacement cost for similar capacity, without the acquired power purchase agreements. In accordance with Accounting Principles Board Opinion No. 16, the values assigned to these long-lived assets were reduced by the net excess of the fair values of all assets acquired over the purchase price. O&M and fuel contract obligations were determined based on expected cash flows during contract periods compared to estimated cash flows for similar services if contracted for currently, discounted to the date of acquisition. Notes payable include the previously existing debt of the Partnerships that was considered to approximate market value. Energy bank balances were assigned a value representing the estimated present value of future payments to utilities in connection with certain existing power purchase agreements.

The following unaudited pro forma information has been prepared assuming that the Acquisitions and the issuance of the New Securities described in Note 1 had occurred at the beginning of the periods presented (thousands of dollars):

                                                          NE LP                  Partnerships
                                                       Year Ended                Years Ended
                                                      December 31,               December 31,
                                                          1998              1998            1997
Revenues ...........................................    $315,802          $315,802        $312,154
Operating income ...................................    $ 92,249          $ 92,522        $ 79,004
Net income .........................................    $ 13,596          $ 32,071        $ 16,431

Cash and Cash Equivalents - Investments purchased with an original maturity of three months or less are considered cash equivalents. Excess cash is invested in high-grade money market accounts and commercial paper and is subject to minimal credit and market risk. At December 31, 1998 and 1997, the recorded amount of cash approximates its fair value. Restricted cash at December 31, 1997 represents cash reserved as collateral for letters of credit related to energy bank balances. Subsequent to the acquisition on January 14, 1998, the cash collateral requirement related to energy bank balances was terminated and the cash was distributed to the partners. See
Note 7 for additional information.

Accounts Receivable and Revenue - Accounts receivable primarily consist of receivables from three Massachusetts utilities and one New Jersey utility for electricity delivered and sold under six power purchase agreements. Prices are based on initial floor prices per kilowatt hour (kwh), subject to adjustment based on actual volumes of electricity purchased, escalation factors and other conditions. Revenue is recognized in accordance with the Emerging Issues Task Force Issue No. 91-6, Revenue Recognition of Long-Term Power Sales Contracts. Revenue is recognized based on power delivered at rates stipulated in the power purchase agreements, except that revenue is deferred to the extent that stipulated rates are in excess of amounts, either scheduled or specified, in the agreements to the extent the Partnerships have an obligation to repay such excess. The amount deferred is reflected as amounts due utilities for energy bank balances on the balance sheets. Revenue from steam sales is recognized upon delivery.

Cogeneration Facilities, Carbon Dioxide Facility and Other Assets - Effective January 14, 1998, all facilities were revalued as a result of applying the purchase method of accounting mentioned above. The facilities and other fixed assets are depreciated using the straight-line method over their estimated useful life which was increased from 20 years to 34 years effective January 14, 1998.

Unamortized Financing Costs - Unamortized financing costs of the Partnerships at December 31, 1997 consist primarily of investment banking fees, legal fees and other costs associated with the placement of previously issued secured notes (Funding Corp. Securities) which were being amortized over the approximate 15-year term of the securities using the interest method. Effective January 14, 1998, these costs were revalued as a result of applying the purchase method of accounting mentioned above.

Major Maintenance - Effective January 14, 1998, maintenance expenses are accrued for certain identified major maintenance and repair items related to the Partnerships' facilities. The expenses are accrued ratably over each major maintenance cycle. The amounts accrued relate to maintenance costs required for the equipment to operate over its depreciable life. For the period ended December 31, 1998, the Partnerships recorded major maintenance expense of $2.8 million. At December 31, 1998, the Partnerships had $4.1 million of accrued major maintenance.

Inventories - Inventories consist of natural gas and fuel oil and are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market through January 13, 1998. Effective January 14, 1998, inventories are determined on an average cost basis to better match revenues and expenses. The change did not have a significant impact on the financial statements.

Power Purchase Agreements - Effective January 14, 1998, power purchase agreements which were determined to be in excess of prevailing rates for similar agreements were adjusted as a result of applying the purchase method of accounting mentioned above. These amounts are being amortized over the respective agreement periods, ranging from 14 to 24 years, on a straight-line basis or matched to scheduled fixed-price increases under the power purchase agreements, as applicable.

Fuel Contracts - Effective January 14, 1998, fuel contracts which were determined to be in excess of prevailing rates for similar contracts were adjusted as a result of applying the purchase method of accounting mentioned above. The fuel contracts are being amortized on a straight-line basis over the remaining terms of the contracts, 16 years.

O&M Contracts - Effective January 14, 1998, O&M contracts which were determined to be in excess of prevailing rates for similar contracts were adjusted as a result of applying the purchase method of accounting mentioned above. The O&M contracts were initially assigned a value of $18.7 million dollars. For the period ended December 31, 1998, the Partnerships recorded $4.5 million of amortization expense for the O&M contracts. Effective December 31, 1998, the O&M contracts between Siemens Westinghouse Operating Services Company (O&M provider) and the Partnerships were terminated by mutual consent of both parties and the payment of $10 million to the O&M provider. See Note 7 for further disclosure on the O&M contracts.

Interest Rate Swaps - Interest rate swaps that do not qualify for hedge accounting are recorded at fair value, with changes in the fair value recognized currently in income as adjustments to interest expense. See Note 6 for further disclosure regarding interest rate swap agreements.

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

Deferred Debt Issuance Costs - Deferred debt issuance costs of NE LP are being amortized over the approximate 14-year term of the Acquisition Corp.'s note payable using the interest method.

Income Taxes - Partnerships are not taxable entities for Federal and state income tax purposes. As such, no provision has been made for income taxes since such taxes, if any, are the responsibilities of the individual partners.

Accounting for Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Registrants are currently assessing the effect, if any, on their financial statements of implementing FAS 133. The Registrants will be required to adopt the standard in 2000.

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

3.  Cogeneration Facilities, Power Purchase Agreements and Carbon Dioxide
Facility

Power Purchase Agreements - In 1986, NEA entered into five power purchase agreements with three Massachusetts utilities to sell approximately 290 MW at initial floor prices per kwh subject to adjustment based on actual volumes purchased, escalation factors, and other conditions. Performance under certain of these agreements is secured by a second mortgage on the NEA facility. In 1987, NJEA entered into an agreement with a New Jersey utility to sell 250 MW at an initial fixed price per kwh subject to adjustments, as defined in the agreement. These power purchase agreements have initial terms with expiration dates ranging from 2011 to 2021. The majority of the Partnerships' power sales to utilities are generated through these agreements. As such, the Partnerships are directly affected by changes in the power generation industry. Substantially all of the Partnerships' accounts receivable are with these utilities. The Partnerships do not require collateral or other security to support their receivables. However, management does not believe significant credit risk exists at December 31, 1998.

For the years ended December 31, 1998, 1997 and 1996, power sale revenues from two different utilities accounted for approximately 47% and 40%, 46% and 40% and 45% and 44%, respectively, of total revenues.

Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. While NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to the Partnerships' power purchase agreements, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

Energy Bank Balances - Certain of the power purchase agreements require the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. Some of the energy banks bear interest at various rates specified in the agreements. Upon termination of the agreements, remaining amounts recorded in the energy banks will be required to be repaid. Energy bank balances are partially secured by letters of credit (see Note 7 - Energy Bank and Loan Collateral).

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

In 1989, NJEA entered into a 20-year steam sales agreement with a steam user adjacent to the NJEA facility. Under this agreement, NJEA sells a specified maximum quantity of steam at a floor price that can increase based on changes in prices of coal. This agreement automatically renews for two consecutive five-year terms unless either party gives notice not to renew two years before the expiration of each of the prior terms.

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

The ProGas contracts commenced in 1991, and the initial 15-year terms were subsequently extended an additional seven years. The maximum total volumes of gas to be delivered under the ProGas contracts are approximately 48,800 and 22,000 millions of British thermal units (MMBtu) per day for NEA and NJEA, respectively. The contract price, including transportation, of the ProGas supply delivered to the import point is determined with reference to a base price in 1990, re-determined annually thereafter based on specified inflation indices. The PSE&G contract commenced in 1991 and provides for the sale and delivery to NJEA of up to 25,000 MMBtu per day of gas for a term of 20 years. The contract price of the PSE&G gas is established monthly using a contractually specified mechanism.

With the exception of the PSE&G arrangement, all of the Partnerships' long-term contractual arrangements call for monthly demand charge payments. These demand charge payments reserve certain pipeline transportation capacity and are made regardless of the Partnerships' specified fuel requirements in any month and regardless of whether the Partnerships utilize the capacity reserved. These demand charges totaled approximately $46 million, $46 million and $48 million for the years ended December 31, 1998, 1997 and 1996, respectively. Total payments under such contracts were approximately $125.4 million, $112.5 million and $100.5 million in 1998, 1997 and 1996, respectively, inclusive of demand charges. Total charges under the contract with PSE&G, including transportation costs, during 1998, 1997 and 1996, were approximately $24.6 million , $28.1 million and $32.4 million, respectively. In the event the available capacity under these agreements is not utilized by the operations of the facilities, the Partnerships have the opportunity under certain of these contractual arrangements to sell unused capacity to third parties, but have not yet done so. NEA's facility also has the capability to burn No. 2 fuel oil which is stored on site for contingency supply.

4.  Loans Payable

Funding Corp. - The proceeds from the Funding Corp. Securities were used to make loans to the Partnerships and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. The Funding Corp. has borrowings outstanding as follows:


                                                                                                December 31,
                                                                                            1998           1997
8.43% Senior Secured Notes Due 2000 ................................................    $ 49,844,000   $ 71,407,000
9.16% Senior Secured Notes Due 2002 ................................................      31,500,000     31,500,000
9.32% Senior Secured Bonds Due 2007 ................................................     215,740,000    215,740,000
9.77% Senior Secured Bonds Due 2010 ................................................     171,640,000    171,640,000
  Total long-term debt .............................................................     468,724,000    490,287,000
    Less current maturities ........................................................      23,511,000     21,563,000
    Long-term debt, excluding current maturities ...................................    $445,213,000   $468,724,000


Interest on the Funding Corp. Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
1999 ......... ........................................ $ 23,511,000
2000 .................................................. $ 26,333,000
2001 .................................................. $ 20,160,000
2002 .................................................. $ 22,688,000
2003 .................................................. $ 23,818,000
Thereafter ............................................ $352,214,000

The Funding Corp. Securities are not subject to optional redemption but are subject to mandatory redemption in certain limited circumstances involving the occurrence of an event of loss, as defined in the trust indenture, for which the Partnerships fail to or are unable to restore a facility. Additionally, the Partnerships may, at their option, repurchase all or part of the Funding Corp. Securities with proceeds received from the release of cash collateral maintained as security for letters of credit.

The Funding Corp. Securities are unconditionally guaranteed, jointly and severally, by the Partnerships and are secured by a lien on, and a security interest in, substantially all of the assets of the Partnerships. The Partnerships are jointly and severally required to make scheduled payments on the notes on dates and in amounts identical to the scheduled payments of principal and interest on the Funding Corp. Securities. The Funding Corp. Securities, the guarantees thereon provided by the Partnerships and the notes are nonrecourse to the partners and are payable solely from the collateral pledged as security.

The trust indenture governing the Funding Corp. Securities contains certain restrictions on certain activities of the Partnerships, including incurring additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements, the use of proceeds from the issuance of the Funding Corp. Securities and the execution of mergers, consolidations and sales of assets.

Under the terms of a previous loan and credit agreement, the Partnerships were required to enter into interest rate swap agreements providing for the payments on a notional principal amount to be made by the Partnerships at fixed interest rates, in exchange for payments to be made by such financial institutions at floating interest rates. The original specified notional principal amount declines periodically until the scheduled expiration of the swaps in 1999. The Partnerships are jointly and severally liable under these agreements. As a result of the repayment of such loans with the proceeds of the Funding Corp. Securities, the original interest swap agreements no longer qualify for hedge accounting and are recorded at fair value. Changes in fair value are recognized in the statements of operations.

Acquisition Corp. - During 1998, the Acquisition Corp. issued $220,000,000 of 7.99% Secured Bonds Due 2011 (Acquisition Corp. Securities) for the purpose of reimbursing certain partners of NE LP for a portion of $545 million in equity contributions used to acquire the Partnerships. The proceeds from the Acquisition Corp. Securities were loaned to NE LP, evidenced by a promissory note. Interest on the Acquisition Corp. Securities is payable semiannually on each June 30 and December 30. Principal repayments are made annually commencing on June 30, 2002 and are in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2002 .................................................. $  8,800,000
2003 .................................................. $  8,800,000
Thereafter ............................................ $202,400,000

The Acquisition Corp. Securities are subject to optional redemption after June 30, 2008 at the redemption prices set forth in the trust indenture and are subject to extraordinary mandatory redemption at a redemption price of 100% of the principal amount thereof in certain limited circumstances as defined in the trust indenture.

The Acquisition Corp. Securities are unconditionally guaranteed by NE LP and are payable solely from payments to be made by NE LP under the promissory note and bond guaranty. NE LP's obligations to make payments under the promissory note are nonrecourse to the direct and indirect owners of NE LP. Payments with respect to the promissory note and, therefore, in respect of the Acquisition Corp. Securities will be effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships, including the guarantee by the Partnerships of its indebtedness. Repayment of the Acquisition Corp. Securities is guaranteed by all interests in the Partnerships. The Acquisition Corp. Securities will rank senior to all subordinated indebtedness and rank evenly with all senior indebtedness that the Acquisition Corp. incurs in the future.


5.  Related Party Information

Administrative Services Agreement - NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement expires in 2018, provides for fees of a minimum of $600,000 per year, subject to certain adjustments, and reimburses costs and expenses of performing services. For the period ended December 31, 1998, the Partnerships incurred $765,000 under the agreement.

Operations and Maintenance Agreements - NE LP and an entity related to FPL Energy have entered into operations and maintenance agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $750,000 per year, subject to certain adjustments, for each Partnership and reimburse costs and expenses of performing services. For the period ended December 31, 1998, the Partnerships incurred $1,461,000 under the agreements. See Note 7 - Operations and Maintenance of the Cogeneration Facilities.

Fuel Management Agreements - NE LP and an entity related to FPL Energy have entered into fuel management agreements that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements expire in 2023, provide for fees of a minimum of $450,000 per year, subject to certain adjustments, for each Partnership and reimburse costs and expenses of performing services. For the period ended December 31, 1998, the Partnerships incurred $881,000 under the agreements.

The Partnerships pay a management fee to NE LP in an amount equal to the administrative services, operations and maintenance and fuel management agreements mentioned above.

Accrued expenses under the administrative services, operations and maintenance and fuel management agreements were $473,000 at December 31, 1998. The average balances due to related parties did not vary materially from these amounts. Additionally, power sales to an entity related to FPL Energy were $1.1 million for the year ended December 31, 1998.

For the years ended December 31, 1997 and 1996, certain expenses were paid by IEC and subsequently reimbursed by the Partnerships. Payments made by IEC for the years ended December 31, 1997 and 1996 were $4,996,000 and $4,778,000, respectively. Reimbursements made by the Partnerships to IEC for the years ended December 31, 1997 and 1996 were $4,897,000 and $5,031,000, respectively. Net accrued expenses due from the previous owners were $43,000 at December 31, 1997.

6.  Financial Instruments

The Partnerships have made use of derivative financial instruments to hedge their exposure to fluctuations in both interest rates and the price of natural gas.

Under the terms of a previous loan and credit agreement, the Partnerships were required to enter into fixed interest rate swap agreements as a means of managing exposure to the variable rate of interest of those borrowings. In conjunction with the refinancing of those borrowings, the Partnerships entered into counter-swap agreements so that the Partnerships would no longer be exposed to changes in interest rates. The notional amount of these interest rate swap agreements was $5.5 million and $12.9 million at December 31, 1998 and 1997, respectively. The notional amount indicates the size of the transaction entered into, not the partnerships exposure to loss. The net effect on interest expense due to the interest rate swap agreements were (decreases) increases of $(11,000), $103,000 and $137,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To mitigate the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships mitigate their risk through purchases of natural gas through the use of natural gas call options, natural gas purchase swap agreements that require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas, and forward purchases of natural gas. The contract amount of these agreements was 13.4 million MMBtu and 21.9 million MMBtu at December 31, 1998 and 1997, respectively. The net gain included in fuel costs resulting from the gas purchase options, swap agreements and forward purchases was $2.5 million, $4.0 million and $5.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

The carrying amounts of cash equivalents and short-term debt approximate their fair values. The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.


                                                                                      December 31,
                                                                          1998                         1997
                                                                 Carrying    Estimated         Carrying    Estimated
                                                                  Amount     Fair Value         Amount     Fair Value
                                                                               (Thousands of Dollars)
Long-term debt of Partnerships/Funding Corp. (a) .............   $468,724    $574,000(b)       $490,287    $526,010(b)
Long-term debt of NE LP/Acquisition Corp. ....................   $220,000    $250,000(b)       $    n/a    $    n/a
Interest rate swap agreements of NE LP/the Partnerships ......   $    191    $    191(c)       $    889    $    889(c)
Gas purchase swap agreements of NE LP/the Partnerships .......   $      -    $    788(c)       $      -    $  2,527(c)

(a)  Includes current maturities.
(b)  Based on the borrowing rate currently available for debt instruments with similar terms and average maturities.
(c)  Based on estimated cost to terminate the agreements.

7.  Commitments and Contingencies

Energy Bank and Loan Collateral - Subsequent to the Acquisitions on January 14, 1998, certain credit arrangements were terminated and replaced with new letters of credit and a guaranty to satisfy requirements in certain power purchase agreements. Specifically, new energy bank letters of credit were issued in face amounts of $12.7 million and $54 million. The $12.7 million letter of credit expires on December 31, 1999 and can be drawn upon on one occasion in the event that a certain power purchase agreement has terminated at a time when there was a positive energy bank balance existing in favor of the power purchaser. The $54 million letter of credit expires on December 31, 1999 and can be drawn upon in multiple drawings in the event that a certain power purchase agreement has terminated at the time when there was a positive energy bank balance existing in favor of the power purchaser. The NEA power purchase agreements are also secured by a second mortgage on the NEA cogeneration facilities.

A guaranty was made by a subsidiary of FPL Group, Inc. in favor of the Partnerships' trustee. The guarantor unconditionally and irrevocably guarantees the payment of an amount equal to 50% of the debt service reserve requirement with respect to the Funding Corp. Securities. The guaranty expires on December 31, 1999 and is automatically extended for successive one-year periods unless the guarantor gives notice that it will not renew. Once the new credit arrangements were in place, cash of approximately $69.2 million (plus approximately $2.5 million in accrued interest) was released and distributed to the partners. Additionally, new letters of credit were issued in substitution for cash on deposit in Partnership trust accounts and approximately $33.2 million in cash was released and distributed to the partners.

Operations and Maintenance of the Cogeneration Facilities - In 1989, the Partnerships entered into two separate ten-year O&M agreements with the O&M provider for an aggregate annual consideration of approximately $11.1 million, subject to changes in specified indices. Under these agreements, the Partnerships were required to pay the O&M provider a bonus payable annually over the term of the agreements based on operating performance. The Partnerships incurred $16.7 million, $19.7 million and $16.7 million for O&M and bonus expenses for the years ended December 31, 1998, 1997 and 1996, respectively. Effective December 31, 1998, the O&M contracts between the O&M provider and the Partnerships were terminated by mutual consent of both parties. The Partnerships paid the O&M Provider $10 million in cash to terminate the agreements and recorded a net gain of $4.2 million, the effect of which is reflected in the statement of operations for the period ended December 31, 1998. Additionally, the Partnerships agreed to pay the O&M Provider a total of $15.6 million for spare parts to be purchased in 1999 and 2000. An entity related to FPL Energy became the new provider of O&M services for the Partnerships on January 1, 1999.

Operating Lease - NEA entered into a 26-year operating lease in 1986 for a parcel of land. The lease may be extended for another 25 years at the option of NEA. Lease payments under the operating lease are as follows:

Year ending December 31:
1999 .................................................. $  201,000
2000 .................................................. $  213,000
2001 .................................................. $  225,000
2002 .................................................. $  237,000
2003 .................................................. $  249,000
Thereafter ............................................ $2,511,000

Lease expense under this agreement is recognized on a straight-line levelized basis of approximately $198,000 annually over the lease term.


INDEPENDENT AUDITORS' REPORT



ESI TRACTEBEL FUNDING CORP.:

We have audited the financial statements of ESI Tractebel Funding Corp. as of December 31, 1998 and for the year then ended, listed in the accompanying index at Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Funding Corp. at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
March 19, 1999


INDEPENDENT AUDITORS' REPORT



ESI TRACTEBEL FUNDING CORP. (FORMERLY IEC FUNDING CORP.):

In our opinion, the balance sheet and the related statements of operations and of cash flows as of and for each of the two years in the period ended December 31, 1997 (appearing on pages 30 through 34 of this Form 10-K Annual Report) present fairly, in all material respects, the financial position, results of operations and cash flows of ESI Tractebel Funding Corp. (formerly IEC Funding Corp.) (the "Company") as of and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of the Company for any period subsequent to December 31, 1997.



PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 24, 1998


ESI TRACTEBEL FUNDING CORP.
BALANCE SHEETS
(Thousands of Dollars)

                                                                                                 December 31,
                                                                                            1998            1997
ASSETS
Current assets:
  Cash ..............................................................................     $       1       $       1
  Current portion of notes receivable from the Partnerships..........................        23,511          21,563
    Total current assets ............................................................        23,512          21,564

Notes receivable from the Partnerships ..............................................       445,213         468,724

TOTAL ASSETS ........................................................................     $ 468,725       $ 490,288


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of securities payable .............................................     $  23,511       $  21,563

Securities payable ..................................................................       445,213         468,724

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding ......             1               1

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................     $ 468,725       $ 490,288




The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL FUNDING CORP.
STATEMENTS OF OPERATIONS
(Thousands of Dollars)

                                                                                    Years Ended December 31,
                                                                                1998          1997          1996
Interest income .........................................................     $ 45,327      $ 47,303      $ 49,404
Interest expense ........................................................      (45,327)      (47,303)      (49,404)

NET INCOME ..............................................................     $      -      $      -      $      -




The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL FUNDING CORP.
STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

                                                                                          Years Ended December 31,
                                                                                         1998       1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................................  $      -   $     -   $     -
  Adjustment to reconcile net income to net cash provided by operating activities:
      Other - net....................................................................         -         -         -
    Net cash provided by operating activities .......................................         -         -         -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments received from the Partnerships..................................    21,563    24,075    25,204
  Principal payments on debt ........................................................   (21,563)  (24,075)  (25,204)
    Net cash provided by financing activities .......................................         -         -         -

Net increase in cash ................................................................         -         -         -
Cash at beginning of period .........................................................         1         1         1
Cash at end of period ...............................................................  $      1  $      1   $     1

Supplemental disclosure of cash flow information:
  Cash paid for interest ............................................................  $ 45,327  $ 47,303   $49,404




The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL FUNDING CORP.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 1998, 1997 and 1996


1.  Nature of Business

ESI Tractebel Funding Corp. (Funding Corp.) is a Delaware corporation established in 1994 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3. On January 14, 1998, the Funding Corp. was acquired by a subsidiary of ESI Energy, Inc. (ESI Energy), Tractebel Power, Inc. (Tractebel Power) and Broad Street Contract Services, Inc. (Broad Street) from Intercontinental Energy Corporation
(IEC), a Massachusetts corporation. Broad Street participates for the purpose of providing an independent director and has no economic interests. The Funding Corp. changed its name from IEC Funding Corp. to its current name concurrent with and related to its acquisition. The Funding Corp. acts as agent of Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership (combined, the Partnerships) with respect to the securities and holds itself out as agent of the Partnerships in all dealings with third parties relating to the securities. The Partnerships, owners of electric power generation stations in the northeastern United States, are owned indirectly by subsidiaries of ESI Energy and Tractebel Power.

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

3.  The Securities

The Funding Corp. previously issued secured notes (Securities). The proceeds from the Securities were used to make loans to the Partnerships. In connection with this transaction, the notes outstanding under a previous loan and credit agreement of the Partnerships were surrendered and new notes of the Partnerships were issued to the Funding Corp. in the aggregate principal amount of the Securities. Borrowings outstanding are as follows:

                                                                                                December 31,
                                                                                            1998           1997
8.43% Senior Secured Notes Due 2000 ................................................    $ 49,844,000   $ 71,407,000
9.16% Senior Secured Notes Due 2002 ................................................      31,500,000     31,500,000
9.32% Senior Secured Bonds Due 2007 ................................................     215,740,000    215,740,000
9.77% Senior Secured Bonds Due 2010 ................................................     171,640,000    171,640,000
  Total long-term debt .............................................................     468,724,000    490,287,000
    Less current maturities ........................................................      23,511,000     21,563,000
    Long-term debt, excluding current maturities ...................................    $445,213,000   $468,724,000

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually and are in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
1999 .................................................. $ 23,511,000
2000 .................................................. $ 26,333,000
2001 .................................................. $ 20,160,000
2002 .................................................. $ 22,688,000
2003 .................................................. $ 23,818,000
Thereafter ............................................ $352,214,000

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

The Securities are unconditionally guaranteed, jointly and severally, by the Partnerships and are secured by a lien on, and a security interest in, substantially all of the assets of the Partnerships. The Partnerships are jointly and severally required to make scheduled payments on the new notes on dates and in amounts identical to the scheduled payments of principal and interest on the Securities. The Securities, the guarantees thereon provided by the Partnerships and the new notes are nonrecourse to the partners and are payable solely from the collateral pledged as security.

The trust indenture governing the Securities contains certain restrictions on certain activities of the Partnerships, including the incurrence of additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements, the use of proceeds from the issuance of the Securities and the execution of mergers, consolidations and sales of assets.


4.  Financial Instruments

The estimated fair value of the Securities and the notes receivable from the Partnerships at December 31, 1998 and 1997 was $574,000,000 and $526,010,000, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.


INDEPENDENT AUDITORS' REPORT



ESI TRACTEBEL ACQUISITION CORP.:

We have audited the financial statements of ESI Tractebel Acquisition Corp. as of January 12, 1998 (Date of Formation) and December 31, 1998 and for the period ended December 31, 1998, listed in the accompanying index at
Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Acquisition Corp. at January 12, 1998 and December 31, 1998, and the results of its operations and its cash flows for the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
March 19, 1999


ESI TRACTEBEL ACQUISITION CORP.
BALANCE SHEETS
(Thousands of Dollars)

                                                                                           December 31,  January 12,
                                                                                              1998           1998
ASSETS
Due from NE LP .......................................................................      $    152       $      -
Note receivable from NE LP ...........................................................       220,000              -

TOTAL ASSETS .........................................................................      $220,152       $      -


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Income taxes payable ...............................................................      $      4       $      -

Deferred credit - interest rate hedge ................................................           140              -
Securities payable ...................................................................       220,000              -

Stockholders' equity:
  Common stock, $.01 par value, 100 shares authorized, 20 shares issued ..............             -              -
  Subscriptions receivable ...........................................................             -              -
  Retained earnings ..................................................................             8              -

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................      $220,152       $      -




The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL ACQUISITION CORP.
STATEMENT OF OPERATIONS
(Thousands of Dollars)

                                                                                                    Period From
                                                                                                  January 12, 1998
                                                                                                (Date of Formation)
                                                                                                to December 31, 1998
Interest income ..............................................................................         $ 15,182
Interest expense .............................................................................          (15,170)
Income before income taxes ...................................................................               12
Income tax expense ...........................................................................               (4)

NET INCOME ...................................................................................         $      8




The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL ACQUISITION CORP.
STATEMENT OF CASH FLOWS
(Thousands of Dollars)

                                                                                                    Period From
                                                                                                  January 12, 1998
                                                                                                (Date of Formation)
                                                                                                to December 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................................................        $       8
  Adjustment to reconcile net income to net cash provided by operating activities:
      Other - net.............................................................................               (8)
    Net cash provided by operating activities ................................................                -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan to NE LP ..............................................................................         (215,202)
    Net cash used in investing activities ....................................................         (215,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt securities ................................................................          215,050
  Proceeds from interest rate hedge ..........................................................              152
    Net cash provided by financing activities ................................................          215,202

Net increase in cash .........................................................................                -
Cash at beginning of period ..................................................................                -
Cash at end of period ........................................................................        $       -

Supplemental disclosure of cash flow information:
  Cash paid for interest .....................................................................        $  15,182




The accompanying notes are an integral part of these financial statements.


 ESI TRACTEBEL ACQUISITION CORP.
STATEMENT OF STOCKHOLDERS' EQUITY
(Thousands of Dollars)

                                                               Common   Subscriptions  Retained  Stockholders'
                                                               Stock      Receivable   Earnings     Equity
Issuance of common stock ................................      $    -       $    -       $    -     $    -
Stock subscriptions .....................................           -            -            -          -
Net income ..............................................           -            -            8          8
Balances, December 31, 1998 .............................      $    -       $    -       $    8     $    8




The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
Period From January 12, 1998 (Date of Formation) to December 31, 1998


1.  Nature of Business

ESI Tractebel Acquisition Corp. (Acquisition Corp.) is a Delaware corporation established on January 12, 1998 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy, Inc. (ESI Energy) and a subsidiary of Tractebel Power, Inc. (Tractebel Power). The Acquisition Corp. acts as agent of Northeast Energy, LP (NE LP) with respect to the securities and holds itself out as agent of NE LP in all dealings with third parties relating to the securities. NE LP is a Delaware limited partnership that was established on November 21, 1997 for the purpose of acquiring ownership interests in two electric power generation stations in the northeastern United States (the Partnerships). NE LP is owned by subsidiaries of ESI Energy and Tractebel Power.

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

3. The Securities

On February 12, 1998, the Acquisition Corp. issued $220,000,000 of 7.99% Secured Bonds Due 2011 (Securities). The proceeds from the Securities were loaned to NE LP, evidenced by a promissory note, for the purpose of reimbursing certain partners of NE LP for a portion of $545 million in equity contributions used to acquire the Partnerships. The Securities are unconditionally guaranteed by NE LP. Borrowings outstanding at December 31, 1998 were $220,000,000.

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made annually commencing on June 30, 2002 and are in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2002 ...............................................  $  8,800,000
2003 ...............................................  $  8,800,000
Thereafter .........................................  $202,400,000

The Securities are subject to optional redemption after June 30, 2008 at the redemption prices set forth in the trust indenture and are subject to extraordinary mandatory redemption at a redemption price of 100% of the principal amount thereof in certain limited circumstances as defined in the trust indenture.

The Securities are unconditionally guaranteed by NE LP and are payable solely from payments to be made by NE LP under the promissory note and bond guaranty. NE LP's obligations to make payments under the promissory note are nonrecourse to the direct and indirect owners of NE LP. Payments with respect to the promissory note and, therefore, in respect of the Securities will be effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships, including the guarantee by the Partnerships of its indebtedness. Repayment of the Securities is guaranteed by all interests in the Partnerships. The Securities will rank senior to all subordinated indebtedness and rank evenly with all senior indebtedness that the Acquisition Corp. incurs in the future.

4.  Financial Instruments

In January 1998, the Acquisition Corp. entered into a fixed interest rate financial instrument to hedge its exposure to fluctuations in the interest rate associated with the placement of originally issued securities. The financial instrument was settled on February 17, 1998 and qualified for hedge accounting. The gain resulting from the hedge was $152,000 and is being amortized into income using the effective interest method.

The estimated fair value of the Securities and the note receivable from NE
LP at December 31, 1998 was $250 million. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.


5.  Stockholders' Equity

On January 12, 1998 (Date of Formation), the Acquisition Corp. received stock subscriptions and subsequently issued 20 shares of common stock, par value $.01.

6.  Income Taxes

The Acquisition Corp. acts as agent of NE LP with respect to the Securities and holds itself out as agent of NE LP in all dealings with third parties relating to the Securities. Accordingly, as a result of the agency relationship, all tax activity of the Acquisition Corp. for federal and state income tax purposes represents amounts due to NE LP.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On September 4, 1998, a Form 8-K reported a change in the Funding Corp.'s and the Partnerships' independent accountants.


PART III

Item 10. Directors and Executive Officers of the Registrants

Management Committee of NE LP and the Partnerships

Scot C. Hathaway. Mr. Hathaway, 40, is director of fuels and business management. He was appointed to the NE LP Management Committee by ESI GP in April 1998. Mr. Hathaway joined ESI Energy in May 1997. From 1990 to May 1997, he was employed by Doswell Limited Partnership, a cogeneration facility owned by ESI Energy.

Eric M. Heggeseth. Mr. Heggeseth, 46, is vice president of Tractebel Power. He was appointed to the NE LP Management Committee by Tractebel GP in March 1998.

Kenneth P. Hoffman. Mr. Hoffman, 46, is vice president of business management. He was appointed to the NE LP Management Committee by ESI GP in November 1997.

Werner E. Schattner. Mr. Schattner, 53, is executive vice president of Tractebel Power. He was appointed to the NE LP Management Committee by Tractebel GP in January 1998.

Directors of the Funding Corp. and the Acquisition Corp.

Eric M. Heggeseth. Mr. Heggeseth, 46, is vice president of Tractebel Power. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.

Werner E. Schattner. Mr. Schattner, 53, is executive vice president of Tractebel Power. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.

Glenn E. Smith. Mr. Smith, 40, is vice president of project development. He was formerly director of project development for Nations Energy Corporation from May 1995 to June 1997. Prior to that, Mr. Smith was vice president of BOT Financial Corp. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.

Michael W. Yackira. Mr. Yackira, 47, is president of FPL Energy. He was formerly vice president of finance and chief financial officer of FPL Group and senior vice president of finance and chief financial officer of FPL from January 1995 to January 1998. Prior to that, he was senior vice president of market and regulatory services of FPL. Mr. Yackira is a director of FPL. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.

Directors of the Funding Corp. and the Acquisition Corp. are elected annually and serve until their resignation, removal or until their respective successors are elected. The members of the Management Committee of NE LP and the Partnerships serve until their resignation, removal or until their respective successors are elected. Except as noted, each director or management committee member has held his position for five years or more and his employment history is continuous.

Item 11.  Executive Compensation

None.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Partnerships and NE LP. The following table sets forth the direct and indirect interests of ownership:

                                              Name and Address of             Nature of             Percentage
               Title of Class                   Beneficial Owner        Beneficial Ownership         Interest
Partnerships:
General and Limited Partnership Interest      NE LP(1)                General Partner               98%LP
                                                                                                     1%GP

Limited Partnership Interest                  NE LLC(1)               Limited Partner                1%LP

NE LP:
General Partnership Interest                  ESI GP(1)               General Partner in NE LP       1%GP

General Partnership Interest                  Tractebel GP(2)         General Partner in NE LP       1%GP

Limited Partnership Interest                  ESI LP(1)               Limited Partner in NE LP      49%LP

Limited Partnership Interest                  Tractebel LP(2)         Limited Partner in NE LP      49%LP

(1)  The address for each of NE LP, NE LLC, ESI GP and ESI LP is c/o FPL Energy, Inc., 700 Universe Blvd.,
     Juno Beach, Florida 33408.
(2)  The address for each of Tractebel GP and Tractebel LP is c/o Tractebel Power, Inc., 1177 West Loop South,
     Suite 900, Houston, Texas 77027.

The Funding Corp. The following table sets forth the number of shares and percentage owned of the Funding Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities:

                                           Name and Address of        Amount and Nature of     Percent of
             Title of Class                  Beneficial Owner         Beneficial Ownership        Class
Common Stock                            ESI Northeast Funding (1)     3,750                    37.5%

Common Stock                            Tractebel Power (1)           3,750                    37.5%

Common Stock                            Broad Street (2)              2,500                    25.0%

(1)  The address for ESI Northeast Funding is c/o FPL Energy, Inc., 700 Universe Blvd., Juno Beach, Florida 33408
     and the address for Tractebel Power, Inc. is 1177 West Loop South, Suite 900, Houston, Texas 77027.
(2)  The address for Broad Street is Two Wall Street, New York, New York 10005. Broad Street is a nominee of the
     Trustee and its sole purpose is to provide an independent director.

The Acquisition Corp. The following table sets forth the number of shares and percentage owned of the Acquisition Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities:

                                                Name and Address of        Amount and Nature of     Percent of
               Title of Class                     Beneficial Owner         Beneficial Ownership        Class
Common Stock                                 ESI Northeast Acquisition (1) 10                       50.0%

Common Stock                                 Tractebel Power               10                       50.0%

(1)  The address for ESI Northeast Acquisition is c/o FPL Energy, Inc., 700 Universe Blvd., Juno Beach,
     Florida 33408.


Item 13. Certain Relationships and Related Transactions

Administrative Services Agreement. NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement expires in 2018, provides for fees of a minimum of $600,000 per year, subject to certain adjustments, and reimburses costs and expenses of performing services. For the period ended December 31, 1998, the Partnerships incurred $765,000 under the agreement.

O&M Agreements. NE LP and an entity related to FPL Energy have entered into operations and maintenance agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $750,000 per year, subject to certain adjustments, for each Partnership and reimburse costs and expenses of performing services. For the period ended December 31, 1998, the Partnerships incurred $1,461,000 under the agreements.

Fuel Management Agreements. NE LP and an entity related to FPL Energy have entered into fuel management agreements that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements expire in 2023, provide for fees of a minimum of $450,000 per year, subject to certain adjustments, for each Partnership and reimburse costs and expenses of performing services. For the period ended December 31, 1998, the Partnerships incurred $881,000 under the agreements.

Power Sales. From time to time, FPL's Energy Marketing & Trading Division will purchase excess power produced by NJEA and resell the power to the marketplace. These purchases totaled $1.1 million in 1998.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
         (a)  1.  Financial Statements                                                                  Page(s)

                  NE LP:
                    Independent Auditors' Report - Deloitte & Touche LLP                                  11
                    Consolidated Balance Sheets                                                           13
                    Consolidated Statements of Operations                                                 14
                    Consolidated Statements of Cash Flows                                                 15
                    Consolidated Statements of Partners' Equity                                           16
                    Notes to Consolidated Financial Statements                                          21-27

                  Partnerships:
                    Independent Auditors' Report - Deloitte & Touche LLP                                  11
                    Independent Auditors' Report - PricewaterhouseCoopers LLP                             12
                    Combined Balance Sheets                                                               17
                    Combined Statements of Operations                                                     18
                    Combined Statements of Cash Flows                                                     19
                    Combined Statements of Partners' Equity                                               20
                    Notes to Combined Financial Statements                                              21-27

                  Funding Corp.:
                    Independent Auditors' Report - Deloitte & Touche LLP                                  28
                    Independent Auditors' Report - PricewaterhouseCoopers LLP                             29
                    Balance Sheets                                                                        30
                    Statements of Operations                                                              31
                    Statements of Cash Flows                                                              32
                    Notes to Financial Statements                                                       33-34

                  Acquisition Corp.:
                    Independent Auditors' Report - Deloitte & Touche LLP                                  35
                    Balance Sheet                                                                         36
                    Statement of Operations                                                               37
                    Statement of Cash Flows                                                               38
                    Statement of Stockholders' Equity                                                     39
                    Notes to Financial Statements                                                       40-41

              2.  Financial Statement Schedules - Schedules are omitted as not applicable or not required.

              3.  Exhibits including those Incorporated by Reference


              Exhibit No.     Description
              3.1*             Certificate of Incorporation of the Funding Corp.

              3.1.1*****       Certificate of Amendment of Certificate of Incorporation of the Funding Corp. as filed with the Secretary of State of the State of Delaware on February 3, 1998

              3.1.2******      Certificate of Incorporation of the Acquisition Corp. as filed with the Secretary of
                               State of the State of Delaware on January 12, 1998

              3.2*****         By-laws of the Funding Corp.

              3.2.1******      By-laws of the Acquisition Corp.

              3.3*****         Amended and Restated Certificate of Limited Partnership of NEA as filed with the
                               Secretary of State of the Commonwealth of Massachusetts on March 31, 1986, as amended and restated on January 9, 1987 and November 6, 1987, as further amended on July 6, 1989 and as amended and restated on February 16, 1998

              3.4*****         Amended and Restated Certificate of Limited Partnership of NJEA as filed with the
                               Secretary of State of the State of New Jersey on November 3, 1986, as amended and restated on January 14, 1987, June 25, 1987, March 4, 1988 and February 16, 1998

               3.5*****        Amended and Restated Agreement of Limited Partnership of NEA dated as of November 21,
                               1997

               3.6*****        Amended and Restated Agreement of Limited Partnership of NJEA dated as of November 21,
                               1997

               3.7*****        Certificate of Limited Partnership of NE LP, a Delaware limited partnership, as filed with the Secretary of State of the State of Delaware on November 21, 1997

               3.8*****        Agreement of Limited Partnership of NE LP, a Delaware limited partnership, dated as of
                               November 21, 1997

               4.1*            Trust Indenture dated as of November 15, 1994, among the Partnerships, the Funding Corp.
                               and the Trustee

               4.2*            First Supplemental Indenture dated as of November 15, 1994, among the Partnerships, the
                               Funding Corp and the Trustee, including forms of the securities

               4.3*            Credit Agreement dated as of December 1, 1994, among the Partnerships, each of the financial institutions referred to therein and Sanwa

               4.4*            Collateral Agency Agreement dated as of December 1, 1994 among the Partnerships, the
                               Funding Corp. , the Trustee, Sanwa, the Swap Providers (as defined therein) and State
                               Street Bank and Trust Company, as Collateral Agent


               4.5*            Amended and Restated Project Loan and Credit Agreement dated as of December 1, 1994, between the Partnerships and the Funding Corp.

               4.6*            Partnerships' Guarantee Agreement dated as of December 1, 1994, between the Partnerships and the Trustee

               4.7*            Registration Rights Agreement dated as of November 21, 1994, among the Partnerships, the
                               Funding Corp., Chase Securities, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated
                               and Salomon Brothers, Inc.

               4.8*            Pledge, Trust and Intercreditor Agreement dated as of December 1, 1994 among the
                               Partnerships, Sanwa, and Sanwa Bank Trust Company of New York and the Trustee

               4.9*            Assignment and Security Agreement dated as of December 1, 1994, between the Funding Corp.
                               and the Trustee

               4.10*           Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between the Partnerships, NE LP and the Trustee

               4.11*           Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NEA and the Trustee

               4.12*           Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NJEA and the Trustee

               4.13*           Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing
                               dated as of December 1, 1994, made by NEA in favor of the Trustee

               4.14*           Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing
                               (Additional Properties) dated as of December 1, 1994, made by NEA in favor of the Trustee

               4.15*           Amended and Restated Indenture of Mortgage, Assignment of Rents, Security Agreement and
                               Fixture Filing dated as of December 1, 1994, made by NJEA in favor of the Trustee

               4.16*           Amended and Restated Stock Pledge Agreement dated as of December 1, 1994, between NJEA and the Trustee

               4.17*           Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank
                               (National Association) and the Trustee with respect to the Bellingham Mortgage dated as of June 28, 1989

               4.18*           Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank
                               (National Association) and the Trustee with respect to the Bellingham Mortgage dated
                               August 10, 1989

               4.19*           Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank
                               (National Association) and the Trustee with respect to the Sayreville Mortgage dated
                               June 28, 1989

               4.20*           Assignment of Security Agreements dated as of December 1, 1994, among  The Chase
                               Manhattan Bank (National Association), the Trustee, the Partnerships, the Funding Corp.
                               and NE LP

               4.21*****       Second Supplemental Trust Indenture dated as of January 14, 1998 among the Funding Corp.,
                               NEA, NJEA and the Trustee

               4.22*****       Amendment to Amended and Restated Assignment and Security Agreement by and between NEA,
                               NJEA, NE LP and the Trustee dated as of January 14, 1998

               4.23*****       Termination of Pledge, Trust and Intercreditor Agreement dated as of January 30, 1998 among NEA, NJEA, Sanwa, Sanwa Bank and Trust Company of New York and the Trustee

               4.24******      Indenture, dated as of February 19, 1998 among the Acquisition Corp., NE LP, NE LLC, and the Trustee

               4.25******      Registration Rights Agreement, dated as of February 19, 1998 by and among the Acquisition
                               Corp., NE LP, and Goldman Sachs & Co.

               4.26******      Company & Partner Pledge Agreement dated as of February 19, 1998 by and among the
                               Acquisition Corp., NE LP, NE LLC in favor of the Trustee

               4.27******      Sponsor Pledge Agreement dated as of February 19, 1998 by and among ESI Northeast
                               Acquisition, ESI GP, ESI LP, Tractebel GP, Tractebel LP, and Tractebel Power in favor of the Trustee

               10.1*           Accommodation Agreement dated as of June 28, 1989, between NEA, BECO, Commonwealth,
                               Montaup, and The Chase Manhattan Bank (National Association)

               10.2.1*         Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the
                               "Sayreville O&M Agreement"), between NJEA and Westinghouse Power

               10.2.2*         Letter Agreement regarding the Sayreville Heat Rate dated June 23, 1993, between NJEA and Westinghouse Power

               10.2.3*         Letter Agreement regarding extension of the Sayreville O&M Agreement dated June 23, 1993, between Westinghouse Power and NJEA

               10.2.4*         Second Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989
                               (the "Bellingham O&M Agreement"), between NEA and Westinghouse Power

               10.2.5*         Letter Agreement regarding the Bellingham Heat Rate dated June 23, 1993, between NEA and
                               Westinghouse

               10.2.6*         Letter Agreement regarding extension of the Bellingham O&M Agreement dated June 23, 1993, between NEA and Westinghouse Power

               10.2.7**        Amendment No. 1 to the Bellingham O&M Agreement, dated as of May 1, 1995, by and between
                               NEA and Westinghouse Power

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

               10.3.9*         Power Sale Agreement dated as of August 15, 1988 (the "Commonwealth II Power Purchase
                               Agreement"), between NEA and Commonwealth

               10.3.10*        First Amendment to the Commonwealth II Power Purchase Agreement dated as of January 1,
                               1989, between NEA and Commonwealth

               10.3.11*        Power Purchase Agreement dated as of October 17, 1986 (the "Montaup Power Purchase
                               Agreement"), between NEA and Montaup

               10.3.12*        First Amendment to the Montaup Power Purchase Agreement dated as of June 28, 1989, between Montaup and NEA

               10.3.13*        Power Purchase Agreement dated as of October 22, 1987 (the "JCP&L Power Purchase
                               Agreement"), between NJEA and JCP&L

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

               10.4.12*        ProGas/TransCanada NJ Assignment Agreement dated as of July 30, 1993, between ProGas and
                               TransCanada

               10.4.13*        North Jersey Gas Substitution Agreement dated as of July 30, 1993, among ProGas, NJEA and
                               TransCanada

               10.4.14*        North Jersey Notice and Consent dated as of July 30, 1993, among NJEA, ProGas and
                               TransCanada

               10.4.15*        ProGas NJ Producer Assignment dated as of July 30, 1993, between ProGas and TransCanada

               10.4.16*        Gas Purchase and Sales Agreement dated as of May 4, 1989 (the "PSE&G Agreement"), between
                               NJEA and PSE&G

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

               10.10.3*        BOC Gases Carbon Dioxide Agreement dated as of December 21, 1990, between NECO and the
                               BOC Gases of the BOC Group, Inc., a Delaware corporation ("BOC Gases")

               10.10.4*        Assignment and Security Agreement dated as of December 1, 1991, between NECO and NEA

               10.10.5***      Operation and Maintenance Agreement by and between NECO-Bellingham, Inc. as Lessee and
                               Westinghouse as Operator for the Bellingham Project Carbon Dioxide Recovery Facility
                               dated as of May 1, 1995

               10.10.5.1****   Guaranty of Contract for Operation and Maintenance dated May 12, 1995 by Westinghouse
                               Power

               10.10.6*        Licensing Agreement for the Fluor Daniel Carbon Dioxide Recovery Process dated as of
                               June 28, 1989, between Fluor Daniel Inc., a California corporation ("Fluor Daniel"), and
                               NEA

               10.11.1*        Ground Lease Agreement dated as of June 28, 1989, between NJEA and ETURC

               10.11.2*        Agreement of Sublease dated as of June 28, 1989, between ETURC and NJEA

               10.11.3*        Lease of Property dated as of June 1, 1986, between Prestwich Corporation and NE LP

               10.12.1*        Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust
                               Company of New York under the Pledge, Trust and Intercreditor Agreement

               10.12.2*        Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust
                               Company of New York under the Pledge, Trust and Intercreditor Agreement

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

               10.14*          Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated June 29, 1989, by NEA in favor of BECO, Commonwealth and Montaup

               10.15***        Declaration of Easements, Covenants, and Restrictions dated as of June 28, 1989 by NEA


               10.16*****      Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP and FPLE Operating Services

               10.17*****      Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP and FPLE Operating Services

               10.18*****      Fuel Management Agreement, dated as of January 20, 1998, by and between NE LP and ESI
                               Northeast Fuel , assigned by NE LP to NEA on January 20, 1998

               10.19*****      Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to
                               January 14, 1998, by and between NE LP and ESI Northeast Fuel

               10.20*****      Administrative Services Agreement dated as of November 21, 1997 between NE LP and  ESI GP

               10.21******     Reimbursement Agreement dated as of November 21, 1997 by and among FPL Group Capital,
                               Tractebel Power and NE LP

               16*******       Change in Certifying Accountant Letter

               21              Subsidiaries of the Registrants

               27.1            Financial Data Schedule - ESI Tractebel Funding Corp.

               27.2            Financial Data Schedule for the period January 1, 1998 to January 13, 1998 - Northeast
                               Energy Associates, A Limited Partnership

               27.3            Financial Data Schedule for the period January 1, 1998 to January 13, 1998 - North Jersey
                               Energy Associates, A Limited Partnership

               27.4            Financial Data Schedule for the period January 14, 1998 to December 31, 1998 - Northeast
                               Energy Associates, A Limited Partnership

               27.5            Financial Data Schedule for the period January 14, 1998 to December 31, 1998 - North
                               Jersey Energy Associates, A Limited Partnership

               27.6            Financial Data Schedule - ESI Tractebel Acquisition Corp.

               27.7            Financial Data Schedule - Northeast Energy LP

*        Incorporated herein by reference from the Registration Statement on Form S-4, file no. 33-87902, filed with the Securities and Exchange Commission by the Funding Corp. on February 9, 1995, as amended.

**       Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the
         Partnerships on April 1, 1996.

***      Incorporated herein by reference from the Quarterly Report on Form 10-Q filed by the Funding Corp. and the
         Partnerships on November 14, 1996.

****     Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the
         Partnerships on March 31, 1997.

*****    Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the
         Partnerships on March 27, 1998.

******   Incorporated herein by reference from the Registration Statement on Form S-4, file no. 333-52397, filed with the Securities and Exchange Commission by the Acquisition Corp. on August 11, 1998, as amended.

*******  Incorporated herein by reference from Form 8-K filed by the Funding Corp. and the Partnerships on
         September 4, 1998.

         (b)  Reports On Form 8-K:

              None.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                       ESI TRACTEBEL FUNDING CORP.
                     ESI TRACTEBEL ACQUISITION CORP.



                            KENNETH P. HOFFMAN
                            Kenneth P. Hoffman
                               Vice President
                       (Principal Executive Officer )

Date:  March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.


Signature and Title as of March 30, 1999:



KENNETH P. HOFFMAN              PETER D. BOYLAN
Kenneth P. Hoffman              Peter D. Boylan
Vice President                  Treasurer
(Principal Executive Officer)   (Principal Financial and
                                Principal Accounting Officer)


Directors:



ERIC M. HEGGESETH               WERNER E. SCHATTNER
Eric M. Heggeseth               Werner E. Schattner



GLENN E. SMITH                  MICHAEL W. YACKIRA
Glenn E. Smith                  Michael W. Yackira


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

            NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
      (ESI Northeast Energy GP, Inc. as Administrative General Partner)
           NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
      (ESI Northeast Energy GP, Inc. as Administrative General Partner)
                            NORTHEAST ENERGY, LP
      (ESI Northeast Energy GP, Inc. as Administrative General Partner)



                            KENNETH P. HOFFMAN
                            Kenneth P. Hoffman
                Vice President of ESI Northeast Energy GP, Inc.
                        (Principal Executive Officer )

Date:  March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.


Signature and Title as of March 30, 1999:



KENNETH P. HOFFMAN             PETER D. BOYLAN
Kenneth P. Hoffman             Peter D. Boylan
Vice President of              Treasurer of
ESI Northeast Energy GP, Inc. ESI Northeast Energy GP, Inc. (Principal Executive Officer) (Principal Financial and Principal
                               Accounting Officer and Director of
                               ESI Northeast Energy GP, Inc.)


Directors of ESI Northeast Energy GP, Inc.:



GLENN E. SMITH                  MICHAEL W. YACKIRA
Glenn E. Smith                  Michael W. Yackira