Form 10-Q
period 1999-03-31
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 1999-05-10
CIK 934665, 934666, 934667, 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549


				    FORM 10-Q


	  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	       For the quarterly period ended March 31, 1999


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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), ESI Tractebel Funding Corp. (Funding Corp.), Northeast Energy Associates, A Limited Partnership (NEA) and North Jersey Energy Associates, A Limited Partnership (NJEA) (collectively, the Partnerships), ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP) (all five entities collectively, the Registrants) are hereby filing cautionary statements identifying important factors that could cause the Registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Registrants made by or on behalf of the Registrants which are made in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Registrants.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST ENERGY, LP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

											March 31,      December 31,
											  1999              1998
ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $   61,058      $    36,038
  Accounts receivable ..............................................................       42,820           29,746
  Spare parts inventories ..........................................................       15,653              194
  Fuel inventories .................................................................        1,210            4,935
  Prepaid expenses and other current assets ........................................          957              212
    Total current assets ...........................................................      121,698           71,125

Non-current assets:
  Deferred debt issuance costs (net of accumulated
    amortization of $705 and $548, respectively) ...................................        6,255            6,412
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $26,434 and $20,987, respectively) .............................      487,120          492,566
  Power purchase contracts (net of accumulated
    amortization of $61,362 and $48,545, respectively) .............................      827,394          840,211
  Other assets .....................................................................           27               29
    Total non-current assets .......................................................    1,320,796        1,339,218

TOTAL ASSETS .......................................................................   $1,442,494      $ 1,410,343


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. .............................   $   23,511      $    23,511
  Accounts payable .................................................................       23,677           12,338
  Accrued interest payable .........................................................       15,483                -
  Due to related parties ...........................................................        1,422              800
  Other accrued expenses ...........................................................        9,992            9,384
    Total current liabilities ......................................................       74,085           46,033

Non-current liabilities:
  Deferred credit - fuel contracts .................................................      308,215          313,427
  Notes payable - the Funding Corp. ................................................      445,213          445,213
  Note payable - the Acquisition Corp. .............................................      220,000          220,000
  Amounts due utilities for energy bank balances ...................................      171,878          173,356
    Total non-current liabilities ..................................................    1,145,306        1,151,996

Partners' equity:
  General partners .................................................................        4,462            4,246
  Limited partners .................................................................      218,641          208,068
    Total partners' equity .........................................................      223,103          212,314

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY .............................................   $1,442,494      $ 1,410,343





This report should be read in conjunction with the Notes to Consolidated Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1998 Form 10-K for NE LP.


NORTHEAST ENERGY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

											 Three Months Ended March 31,
											      1999          1998
REVENUES .............................................................................      $ 90,332      $ 74,739

COSTS AND EXPENSES:
  Fuel ...............................................................................        35,540        29,517
  Operations and maintenance .........................................................         3,928         4,738
  Depreciation and amortization ......................................................        18,272        15,508
  General and administrative .........................................................         2,335         2,168
    Total costs and expenses .........................................................        60,075        51,931

OPERATING INCOME .....................................................................        30,257        22,808

OTHER EXPENSE (INCOME):
  Amortization of debt issuance costs ................................................           157            72
  Interest expense ...................................................................        19,775        15,763
  Interest income ....................................................................          (464)         (653)
    Total other expense ..............................................................        19,468        15,182

NET INCOME............................................................................      $ 10,789      $  7,626




This report should be read in conjunction with the Notes to Consolidated Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1998 Form 10-K for NE LP.


NORTHEAST ENERGY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

											 Three Months Ended March 31,
											       1999         1998
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................     $  25,020     $ 32,602

CASH FLOWS FROM INVESTING ACTIVITIES:
  Release of restricted cash collateral ...............................................             -       69,156
  Acquisition purchase price, net of $62,635 cash acquired ............................             -     (483,140)
    Net cash used in investing activities .............................................             -     (413,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from partners .........................................................             -      535,412
  Net proceeds from loan by the Acquisition Corp. .....................................             -      215,202
  Distributions to partners ...........................................................             -     (307,621)
    Net cash provided by financing activities .........................................             -      442,993

Net increase in cash and cash equivalents .............................................        25,020       61,611
Cash and cash equivalents at beginning of period ......................................        36,038            -
Cash and cash equivalents at end of period ............................................     $  61,058     $ 61,611

Supplemental disclosure of cash flow information:
  Cash paid for interest ..............................................................     $       -     $      -




This report should be read in conjunction with the Notes to Consolidated Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1998 Form 10-K for NE LP.


NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

											   March 31,    December 31,
											     1999          1998

ASSETS
Current assets:
  Cash and cash equivalents .........................................................     $   60,135    $   35,152
  Accounts receivable ...............................................................         42,820        29,746
  Spare parts inventories ...........................................................         15,653           194
  Fuel inventories ..................................................................          1,210         4,935
  Prepaid expenses and other current assets .........................................            957           212
    Total current assets ............................................................        120,775        70,239

Non-current assets:
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $26,434 and $20,987, respectively) ..............................        487,120       492,566
  Power purchase contracts (net of accumulated
    amortization of $61,362 and $48,545, respectively) ..............................        827,394       840,211
  Other assets ......................................................................             27            29
    Total non-current assets ........................................................      1,314,541     1,332,806

TOTAL ASSETS ........................................................................     $1,435,316    $1,403,045


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. ..............................     $   23,511    $   23,511
  Accounts payable ..................................................................         23,677        12,338
  Accrued interest payable ..........................................................         11,087             -
  Due to related parties ............................................................          1,283           663
  Other accrued expenses ............................................................          9,992         9,384
    Total current liabilities .......................................................         69,550        45,896

Non-current liabilities:
  Deferred credit - fuel contracts ..................................................        308,215       313,427
  Notes payable - the Funding Corp. .................................................        445,213       445,213
  Amounts due utilities for energy bank balances ....................................        171,878       173,356
    Total non-current liabilities ...................................................        925,306       931,996

Partners' equity:
  General partner ...................................................................          4,405         4,252
  Limited partners ..................................................................        436,055       420,901
    Total partners' equity ..........................................................        440,460       425,153

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY ..............................................     $1,435,316    $1,403,045




This report should be read in conjunction with the Notes to Combined Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1998 Form 10-K for NEA and NJEA.



NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)



												 Period From
										  Period From     January 1,
								Three Months      January 14,      1998 to
								    Ended           1998 to      January 13,
								  March 31,        March 31,        1998
								    1999             1998       (Prior Basis)
REVENUES ...................................................        $ 90,332         $ 74,739        $ 13,109

COSTS AND EXPENSES:
  Fuel .....................................................          35,540           29,517           5,774
  Operations and maintenance ...............................           3,928            4,738             974
  Depreciation and amortization ............................          18,272           15,508             894
  General and administrative ...............................           2,335            1,895             538
    Total costs and expenses ...............................          60,075           51,658           8,180

OPERATING INCOME ...........................................          30,257           23,081           4,929

OTHER EXPENSE (INCOME):
  Interest expense .........................................          15,379           13,712           2,422
  Interest income ..........................................            (428)            (653)           (402)
    Total other expense ....................................          14,951           13,059           2,020

NET INCOME .................................................        $ 15,306         $ 10,022        $  2,909




This report should be read in conjunction with the Notes to Combined Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1998 Form 10-K for NEA and NJEA.


NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)




											       Period From
										Period From     January 1,
							       Three Months     January 14,       1998 to
								   Ended          1998 to       January 13,
								 March 31,       March 31,         1998
								   1999            1998       (Prior Basis)
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................     $  24,983       $  33,673       $  1,432

CASH FLOWS FROM INVESTING ACTIVITIES
  Release of restricted cash collateral .....................             -          69,156              -
    Net cash provided by investing activities ...............             -          69,156              -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners .................................             -        (104,920)             -
    Net cash used in financing activities ...................             -        (104,920)             -

Net increase (decrease) in cash and cash equivalents ........        24,983          (2,091)         1,432
Cash and cash equivalents at beginning of period ............        35,152          62,635         61,203
Cash and cash equivalents at end of period ..................     $  60,135       $  60,544       $ 62,635

Supplemental disclosure of cash flow information:
  Cash paid for interest ....................................     $       -       $       -       $      -

Supplemental disclosure of noncash investing and financing activities:
  See Notes to Combined Financial Statements -
  Basis of Presentation concerning new basis of accounting subsequent to January 13, 1998




This report should be read in conjunction with the Notes to Combined Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1998 Form 10-K for NEA and NJEA.


ESI TRACTEBEL FUNDING CORP.

BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

											  March 31,   December 31,
											    1999          1998
ASSETS
Current assets:
  Cash ..............................................................................     $       1      $       1
  Interest receivable from the Partnerships .........................................        10,991              -
  Current portion of notes receivable from the Partnerships .........................        23,511         23,511
    Total current assets ............................................................        34,503         23,512

Notes receivable from the Partnerships ..............................................       445,213        445,213

TOTAL ASSETS ........................................................................     $ 479,716      $ 468,725


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of securities payable .............................................     $  23,511      $  23,511
  Accrued interest ..................................................................        10,991              -
    Total current liabilities .......................................................        34,502         23,511

Securities payable ..................................................................       445,213        445,213

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding ......             1              1

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................     $ 479,716      $ 468,725



STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

											Three Months Ended March 31,
											     1999          1998

Interest income .....................................................................     $  10,991       $ 11,445
Interest expense ....................................................................       (10,991)       (11,445)

NET INCOME ..........................................................................     $       -       $      -





These reports should be read in conjunction with the Notes to Financial Statements on page 11 herein and the Notes to Financial Statements appearing in the 1998 Form 10-K for the Funding Corp.







ESI TRACTEBEL ACQUISITION CORP.

BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

											   March 31,    December 31,
											      1999          1998
ASSETS
Current assets:
  Interest receivable from NE LP......................................................      $  4,396       $      -

Due from NE LP .......................................................................           152            152
Note receivable from NE LP ...........................................................       220,000        220,000

TOTAL ASSETS .........................................................................      $224,548       $220,152


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Income taxes payable ...............................................................      $      5       $      4
  Accrued interest ...................................................................         4,396              -
    Total current liabilities ........................................................         4,401              4

Deferred credit - interest rate hedge ................................................           137            140
Securities payable ...................................................................       220,000        220,000

Stockholders' equity:
  Common stock, $.01 par value, 100 shares authorized, 20 shares issued ..............             -              -
  Subscriptions receivable ...........................................................             -              -
  Retained earnings ..................................................................            10              8

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................      $224,548       $220,152


STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

													 Period From
													 January 12,
													1998 (Date of
													Formation) to
											   March 31,      March 31,
											      1999          1998
Interest income ......................................................................      $  4,396       $  2,054
Interest expense .....................................................................        (4,393)        (2,051)
Income before income taxes ...........................................................             3              3
Income tax expense ...................................................................            (1)            (2)

NET INCOME ...........................................................................      $      2       $      1




These reports should be read in conjunction with the Notes to Financial Statements on page 11 herein and the Notes to Financial Statements appearing in the 1998 Form 10-K for the Acquisition Corp.



NORTHEAST ENERGY, LP
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO COMBINED FINANCIAL STATEMENTS
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


The accompanying consolidated financial statements, combined financial statements and financial statements should be read in conjunction with the 1998 Form 10-K for ESI Tractebel Funding Corp. (Funding Corp.), Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership (collectively, the Partnerships), ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP) (all five entities collectively, the Registrants). In the opinion of the Registrants' management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's financial statements have been reclassified to conform to the current year's presentation. The Funding Corp. and the Acquisition Corp. had no cash transactions for the three months ended March 31, 1999 and 1998 and therefore have not presented a statement of cash flows. The results of operations for an interim period may not give a true indication of results for the year.


1.  Summary of Significant Accounting Policies (NE LP and the Partnerships)

Basis of Presentation - On January 14, 1998 NE LP acquired the Partnerships. The acquisitions were accounted for using the purchase method of accounting and were subject to pushdown accounting, which gave rise to a new basis of accounting by the Partnerships. Consequently, the Partnerships' combined balance sheets and the combined statements of operations and cash flows for the period from January 14, 1998 to March 31, 1998 and for the three months ended March 31, 1999 are reported under the new basis of accounting described above. The Partnerships' combined statements of operations and cash flows for the period from January 1, 1998 to January 13, 1998 represent historical financial data of the Partnerships prior to the acquisitions.

Inventories - During the first quarter of 1999, the Partnerships purchased spare parts from the former operations and maintenance (O&M) provider. Spare parts inventories are stated at cost and are determined by specific identification.

2.  Commitments and Contingencies

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements, Notes to Combined Financial Statements and Notes to Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 1998 Form 10-K for the Registrants. The results of operations for an interim period may not give a true indication of results for the year.

Results of Operations

NE LP and the Partnerships - In the following discussion, comparisons for NE LP are with the corresponding items in the prior year. Comparisons for the Partnerships are with the corresponding items for the prior period beginning January 14, 1998.

Revenues increased $15.6 million primarily as a result of recognizing power sales for a full quarter in 1999 versus 1998 when power sales were recognized subsequent to the acquisition of the Partnerships on January 14, 1998. The remainder of the increase is the result of increased production at the Bellingham and Sayreville facilities and increased power sales to utilities. Power sales to utilities reflect changes in utility energy bank balances (which increased reported revenues) that are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense, excluding $5.2 million and $4.5 million of deferred credit amortization for fuel contracts for the periods ended March 31, 1999 and 1998, respectively, increased $6.7 million. The increase is primarily the result of recognizing fuel expense for a full quarter in 1999 versus 1998 when fuel expense was recognized subsequent to the acquisition of the Partnerships on January 14, 1998. The remainder of the increase is for fuel purchased for the facilities as a result of the increased production mentioned above.

O&M expense, excluding $1 million of deferred credit amortization for O&M contracts for the period ended March 31, 1998, decreased $1.8 million. The decrease is primarily the result of reduced O&M costs incurred by the new operator of the facilities and the elimination of the performance bonus paid to the previous operator, partially offset by recognizing O&M costs for a full quarter in 1999 versus 1998 when O&M costs were recognized subsequent to the acquisition of the Partnerships on January 14, 1998.

Depreciation and amortization increased $2.8 million. The increase is primarily the result of recognizing depreciation and amortization on the facilities and power purchase agreements, respectively, for a full quarter in 1999 versus 1998 when depreciation and amortization was recognized subsequent to the acquisition of the Partnerships on January 14, 1998.

Interest expense of NE LP and the Partnerships increased $4 million and $1.7 million, respectively. The increase is primarily the result of recognizing interest expense on notes payable to the Funding Corp. for a full quarter in 1999 versus 1998 when interest expense was recognized subsequent to the acquisition of the Partnerships on January 14, 1998 partially offset by decreasing principal balances on the notes payable. Additionally, NE LP recognized interest expense on the note payable to the Acquisition Corp. for a full quarter in 1999 versus 1998 when interest expense was recognized subsequent to the issuance of $220 million of debt in February 1998.

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

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. are scheduled to make semi-annual debt and/or interest payments on June 30 and December 30, 1999. Interest expense for the Funding Corp. decreased $454,000 due to decreasing principal balances on the securities payable. Interest expense for the Acquisition Corp. increased $2.3 million. The increase is primarily the result of recognizing interest expense on the Acquisition Corp. securities payable for a full quarter in 1999 versus 1998 when interest expense was recognized subsequent to the issuance of $220 million of debt in February 1998.

The Registrants are continuing to work to resolve the potential impact of the year 2000 on the processing of information by their computer systems. A multi-phase plan has been developed consisting of inventorying potential problems, assessing what will be required to address each potential problem, taking the necessary action to fix each problem, testing to see that the action taken did result in year 2000 readiness and implementing the required solution. The inventory and assessment of the information technology infrastructure, computer applications and computerized processes embedded in operating equipment has been completed. The Registrants' efforts to assess the year 2000 readiness of third parties include surveying important suppliers. Meetings are being conducted with these suppliers. Results of our supplier readiness assessment are being considered in the development of our contingency plans to help ensure that critical supplies are not interrupted, that large power purchasers are able to receive power and that transactions with or processed by financial institutions will occur as intended. The Registrants are on schedule with their multi-phase plan and all phases are expected to be completed by mid-1999, except for work at NJEA which will be completed during a scheduled outage in October 1999. The cost of addressing year 2000 issues is estimated to be approximately $500,000, of which approximately 20% had been spent through March 31, 1999.

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

Liquidity and Capital Resources

The Registrants - Cash flow generated by the Partnerships year to date has been and is expected to remain sufficient to fund operating expenses of the Registrants as well as fund the debt service requirements of the Funding Corp. and the Acquisition Corp.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.     Description
     27.1            Financial Data Schedule - ESI Tractebel Funding Corp.

     27.2            Financial Data Schedule - Northeast Energy Associates, A
Limited Partnership

     27.3            Financial Data Schedule - North Jersey Energy
Associates, A Limited Partnership

     27.4            Financial Data Schedule - ESI Tractebel Acquisition
Corp.

     27.5            Financial Data Schedule - Northeast Energy, LP


(b)  Reports On Form 8-K

     None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
NORTHEAST ENERGY, LP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
(Registrants)


Date:  May 10, 1999



	PETER D. BOYLAN
	Treasurer of ESI Northeast Energy GP, Inc.
	Treasurer of ESI Tractebel Funding Corp.
	Treasurer of ESI Tractebel Acquisition Corp.
	(Principal Financial and Principal Accounting Officer of the Registrants)