Form 10-Q
period 1999-06-30
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 1999-08-06
CIK 934665, 934666, 934667, 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549


				    FORM 10-Q


	  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	       For the quarterly period ended June 30, 1999


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


		     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1999, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp. its common stock.

As of June 30, 1999, there were issued 20 shares of ESI Tractebel Acquisition Corp.'s common stock.


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



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), ESI Tractebel Funding Corp. (Funding Corp.), Northeast Energy Associates, A Limited Partnership (NEA) and North Jersey Energy Associates, A Limited Partnership (NJEA) (collectively, the Partnerships), ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP) (all five entities collectively, the Registrants) are hereby filing cautionary statements identifying important factors that could cause the Registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Registrants which are made in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Registrants.

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

The business and profitability of the Registrants are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, unanticipated development project delays or changes in project costs, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements, and any unanticipated impact of the year 2000, including delays or changes in costs of year 2000 readiness, or the failure of major suppliers, customers and others with whom the Registrants do business to resolve their own year 2000 issues on a timely basis.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Registrants.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST ENERGY, LP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

											June 30,       December 31,
											  1999              1998
ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $   18,141      $   36,038
  Accounts receivable ..............................................................       38,169          29,746
  Spare parts inventories ..........................................................       15,803             194
  Fuel inventories .................................................................        4,444           4,935
  Prepaid expenses and other current assets ........................................        1,134             212
    Total current assets ...........................................................       77,691          71,125

Non-current assets:
  Deferred debt issuance costs (net of accumulated
    amortization of $865 and $548, respectively) ...................................        6,097           6,412
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $31,892 and $20,987, respectively) .............................      481,725         492,566
  Power purchase contracts (net of accumulated
    amortization of $74,178 and $48,545, respectively) .............................      814,578         840,211
  Other assets .....................................................................           26              29
    Total non-current assets .......................................................    1,302,426       1,339,218

TOTAL ASSETS .......................................................................   $1,380,117      $1,410,343


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. .............................   $   24,922      $   23,511
  Accounts payable .................................................................       19,866          12,338
  Due to related parties ...........................................................        2,952             800
  Other accrued expenses ...........................................................       10,595           9,384
    Total current liabilities ......................................................       58,335          46,033

Non-current liabilities:
  Deferred credit - fuel contracts .................................................      303,003         313,427
  Notes payable - the Funding Corp. ................................................      432,046         445,213
  Note payable - the Acquisition Corp. .............................................      220,000         220,000
  Amounts due utilities for energy bank balances ...................................      171,043         173,356
    Total non-current liabilities ..................................................    1,126,092       1,151,996

Partners' equity:
  General partners .................................................................        3,914           4,246
  Limited partners .................................................................      191,776         208,068
    Total partners' equity .........................................................      195,690         212,314

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY .............................................   $1,380,117      $1,410,343




This report should be read in conjunction with the Notes to Consolidated Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1998 Form 10-K for NE LP.


NORTHEAST ENERGY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)


						Three Months Ended June 30,      Six Months Ended June 30,
						     1999        1998                1999         1998
REVENUES ..................................        $79,179     $66,458             $169,511     $141,197

COSTS AND EXPENSES:
  Fuel ....................................         28,283      27,637               63,823       57,154
  Operations and maintenance ..............          3,205       3,890                7,133        8,628
  Depreciation and amortization ...........         18,270      18,024               36,542       33,532
  General and administrative ..............          2,157       2,194                4,492        4,362
    Total costs and expenses ..............         51,915      51,745              111,990      103,676

OPERATING INCOME ..........................         27,264      14,713               57,521       37,521

OTHER EXPENSE (INCOME):
  Amortization of debt issue costs.........            160         153                  317          225
  Interest expense ........................         19,837      20,297               39,612       36,060
  Interest income .........................           (643)       (857)              (1,107)      (1,510)
    Total other expense - net .............         19,354      19,593               38,822       34,775

NET INCOME (LOSS) .........................        $ 7,910     $(4,880)            $ 18,699      $ 2,746




This report should be read in conjunction with the Notes to Consolidated Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1998 Form 10-K for NE LP.


NORTHEAST ENERGY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)


											   Six Months Ended June 30,
											       1999         1998
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................     $  29,244     $ 32,250

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................           (63)           -
  Release of restricted cash collateral ...............................................             -       69,156
  Acquisition purchase price, net of $62,635 cash acquired ............................             -     (483,140)
    Net cash used in investing activities .............................................           (63)    (413,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from partners .........................................................             -      535,412
  Principal payment on the Funding Corp. notes ........................................       (11,755)     (10,782)
  Net proceeds from loan by the Acquisition Corp. .....................................             -      215,202
  Distributions to partners ...........................................................       (35,323)    (330,746)
    Net cash provided by (used in) financing activities ...............................       (47,078)     409,086

Net increase (decrease) in cash and cash equivalents ..................................       (17,897)      27,352
Cash and cash equivalents at beginning of period ......................................        36,038            -
Cash and cash equivalents at end of period ............................................     $  18,141     $ 27,352

Supplemental disclosure of cash flow information:
  Cash paid for interest ..............................................................     $  30,933     $ 29,711




This report should be read in conjunction with the Notes to Consolidated Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1998 Form 10-K for NE LP.


NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)


											    June 30,     December 31,
											      1999          1998

ASSETS
Current assets:
  Cash and cash equivalents .........................................................     $   17,313    $   35,152
  Accounts receivable ...............................................................         38,169        29,746
  Spare parts inventories ...........................................................         15,803           194
  Fuel inventories ..................................................................          4,444         4,935
  Prepaid expenses and other current assets .........................................          1,134           212
    Total current assets ............................................................         76,863        70,239

Non-current assets:
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $31,892 and $20,987, respectively) ..............................        481,725       492,566
  Power purchase contracts (net of accumulated
    amortization of $74,178 and $48,545, respectively) ..............................        814,578       840,211
  Other assets ......................................................................             26            29
    Total non-current assets ........................................................      1,296,329     1,332,806

TOTAL ASSETS ........................................................................     $1,373,192    $1,403,045


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. ..............................     $   24,922    $   23,511
  Accounts payable ..................................................................         19,866        12,338
  Due to related parties ............................................................          2,813           663
  Other accrued expenses ............................................................         10,595         9,384
    Total current liabilities .......................................................         58,196        45,896

Non-current liabilities:
  Deferred credit - fuel contracts ..................................................        303,003       313,427
  Notes payable - the Funding Corp. .................................................        432,046       445,213
  Amounts due utilities for energy bank balances ....................................        171,043       173,356
    Total non-current liabilities ...................................................        906,092       931,996

Partners' equity:
  General partner ...................................................................          4,089         4,252
  Limited partners ..................................................................        404,815       420,901
    Total partners' equity ..........................................................        408,904       425,153

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY ..............................................     $1,373,192    $1,403,045




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




												  Period from
										     Period from    January 1,
									Six Months   January 14,     1998 to
						 Three Months Ended       Ended       1998 to      January 13,
						      June 30,           June 30,     June 30,        1998
						  1999       1998          1999        1998       (Prior Basis)
REVENUES ..................................    $ 79,179    $ 66,458      $169,511     $141,197      $ 13,109

COSTS AND EXPENSES:
  Fuel ....................................      28,283      27,637        63,823       57,154         5,774
  Operations and maintenance ..............       3,205       3,890         7,133        8,628           974
  Depreciation and amortization ...........      18,270      18,024        36,542       33,532           894
  General and administrative ..............       2,152       2,194         4,487        4,089           538
    Total costs and expenses ..............      51,910      51,745       111,985      103,403         8,180

OPERATING INCOME ..........................      27,269      14,713        57,526       37,794         4,929

OTHER EXPENSE (INCOME):
  Interest expense ........................      15,441      15,952        30,820       29,664         2,422
  Interest income .........................        (633)       (857)       (1,061)      (1,510)         (402)
    Total other expense - net .............      14,808      15,095        29,759       28,154         2,020

NET INCOME (LOSS) .........................    $ 12,461    $   (382)     $ 27,767     $  9,640      $  2,909



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





											       Period from
										Period from     January 1,
								 Six Months     January 14,       1998 to
								   Ended          1998 to       January 13,
								  June 30,        June 30,         1998
								    1999            1998       (Prior Basis)
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................     $  37,996       $  39,624       $  1,432

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ......................................           (63)              -              -
  Release of restricted cash collateral .....................             -          69,156              -
    Net cash provided by (used in) investing activities .....           (63)         69,156              -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on notes ................................       (11,755)        (10,782)             -
  Distributions to partners .................................       (44,017)       (135,958)             -
    Net cash used in financing activities ...................       (55,772)       (146,740)             -

Net increase (decrease) in cash and cash equivalents ........       (17,839)        (37,960)         1,432
Cash and cash equivalents at beginning of period ............        35,152          62,635         61,203
Cash and cash equivalents at end of period ..................     $  17,313       $  24,675       $ 62,635

Supplemental disclosure of cash flow information:
  Cash paid for interest ....................................     $  22,144       $  23,315       $      -

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


ESI TRACTEBEL FUNDING CORP.

BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

											  June 30,    December 31,
											    1999          1998
ASSETS
Current assets:
  Cash ..............................................................................     $       1      $       1
  Current portion of notes receivable from the Partnerships .........................        24,922         23,511
    Total current assets ............................................................        24,923         23,512

Notes receivable from the Partnerships ..............................................       432,046        445,213

TOTAL ASSETS ........................................................................     $ 456,969      $ 468,725


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of securities payable .............................................     $  24,922      $  23,511

Securities payable ..................................................................       432,046        445,213

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding ......             1              1

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................     $ 456,969      $ 468,725



STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

								Three Months Ended           Six Months Ended
								      June 30,                    June 30,
								1999           1998         1999           1998
Interest income ..........................................    $ 10,990       $ 11,446     $ 21,981       $ 22,891
Interest expense .........................................     (10,990)       (11,446)     (21,981)       (22,891)

NET INCOME ...............................................    $      -       $      -     $      -       $      -





STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)


											      Six Months Ended
												  June 30,
											    1999            1998
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................    $       -      $       -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment received from the Partnerships....................................       11,755         10,782
  Principal payment on debt ..........................................................      (11,755)       (10,782)
    Net cash provided by financing activities ........................................            -              -

Net increase in cash .................................................................            -              -
Cash at beginning of period ..........................................................            1              1
Cash at end of period ................................................................    $       1      $       1

Supplemental disclosure of cash flow information:
  Cash paid for interest .............................................................    $  21,981      $  22,891



These reports should be read in conjunction with the Notes to Financial Statements on page 11 herein and the Notes to Financial Statements appearing in the 1998 Form 10-K for the Funding Corp.






ESI TRACTEBEL ACQUISITION CORP.

BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

											    June 30,    December 31,
											      1999          1998
ASSETS
Due from NE LP .......................................................................      $    152       $    152
Note receivable from NE LP ...........................................................       220,000        220,000

TOTAL ASSETS .........................................................................      $220,152       $220,152


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Income taxes payable ...............................................................      $      7       $      4

Deferred credit - interest rate hedge ................................................           133            140
Securities payable ...................................................................       220,000        220,000

Stockholders' equity:
  Common stock, $.10 par value, 100 shares authorized, 20 shares issued ..............             -              -
  Subscriptions receivable ...........................................................             -              -
  Retained earnings ..................................................................            12              8

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................      $220,152       $220,152


STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)


													Period from
											      Six        January 12,
											     Months    1998 (Date of
								Three Months Ended           Ended     Formation) to
								     June 30,               June 30,      June 30,
								1999          1998            1999         1998
Interest income ...........................................   $  4,393      $  4,342        $  8,789       $  6,396
Interest expense ..........................................     (4,390)       (4,340)         (8,783)        (6,391)
Income before income taxes.................................          3             2               6              5
Income tax expense ........................................         (1)            -              (2)            (2)

NET INCOME ................................................   $      2      $      2        $      4       $      3


STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)


													Period From
											      Six        January 12,
											     Months    1998 (Date of
											     Ended     Formation) to
											    June 30,      June 30,
											      1999           1998

NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................      $       -      $       -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan to NE LP ......................................................................              -       (215,202)
    Net cash used in investing activities ............................................              -       (215,202)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt securities ........................................................              -        215,050
  Proceeds from interest rate hedge ..................................................              -            152
    Net cash provided by financing activities ........................................              -        215,202

Net increase in cash .................................................................              -              -
Cash at beginning of period ..........................................................              -              -
Cash at end of period ................................................................      $       -      $       -

Supplemental disclosure of cash flow information:
  Cash paid for interest .............................................................      $   8,789      $   6,396


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


The accompanying consolidated financial statements, combined financial statements and financial statements should be read in conjunction with the 1998 Form 10-K for ESI Tractebel Funding Corp. (Funding Corp.), Northeast Energy Associates, A Limited Partnership (NEA) and North Jersey Energy Associates,
A Limited Partnership (NJEA) (collectively, the Partnerships), ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP) (all five entities collectively, the Registrants). In the opinion of the Registrants management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior years financial statements have been reclassified to conform to the current years presentation. The results of operations for an interim period may not give a true indication of results for the year.


1.  Summary of Significant Accounting Policies (NE LP and the Partnerships)

Basis of Presentation - On January 14, 1998 NE LP acquired the Partnerships. The acquisitions were accounted for using the purchase method of accounting and were subject to pushdown accounting, which gave rise to a new basis of accounting by the Partnerships. Consequently, the Partnerships' combined balance sheets and the combined statements of operations and cash flows for the period from January 14, 1998 to June 30, 1998, the three months ended June 30, 1999 and 1998, and the six months ended June 30, 1999 are reported under the new basis of accounting described above. The Partnerships combined statements of operations and cash flows for the period from January 1, 1998 to January 13, 1998 represent historical financial data of the Partnerships prior to the acquisitions.

Inventories - During the first quarter of 1999, the Partnerships purchased spare parts from the former operations and maintenance (O&M) provider. Spare parts inventories are stated at cost and are determined by specific identification.

2.  Commitments and Contingencies

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Registrants are currently assessing the effect, if any, on their financial statements of implementing FAS 133. In June 1999, the FASB issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delayed the adoption of FAS 133 for one year. As a result of FAS 137, the Registrants will not be required to adopt FAS 133 until 2001.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements, Notes to Combined Financial Statements and Notes to Financial Statements contained herein and Managements Discussion and Analysis of Financial Condition and Results of Operations appearing in the 1998 Form 10-K for the Registrants. The results of operations for an interim period may not give a true indication of results for the year.

RESULTS OF OPERATIONS

NE LP and the Partnerships - In the following discussion, comparisons for NE LP are with the corresponding items in the prior year. Comparisons for the Partnerships are with the corresponding items for the prior period beginning January 14, 1998.

Revenues for the second quarter and period to date increased $12.7 million and $28.3 million, respectively. Increased revenues for the quarter are primarily the result of increased energy production and increased power sales to utilities at both the Bellingham, MA and Sayreville, NJ facilities. Increased revenues period to date are primarily the result of increased energy production and power sales and recognizing power sales for a full six months in 1999 versus 1998 when power sales were recognized subsequent to the acquisition of the Partnerships on January 14, 1998. Power sales to utilities reflect changes in utility energy bank balances (which increased reported revenues) that are determined in accordance with scheduled or specified rates under certain power purchase agreements. Additionally, revenues for the quarter and period to date for 1999 and 1998 reflect scheduled inspection and maintenance outages at the Bellingham facility.

Fuel expense (excluding $5.2 million of deferred credit amortization for fuel contracts for the quarters ended June 30, 1999 and 1998 and excluding $10.4 million and $9.7 million of deferred credit amortization for fuel contracts for the periods ended June 30, 1999 and 1998, respectively) for the second quarter and period to date increased $646,000 and $7.4 million, respectively. The increase for the quarter is primarily the result of fuel purchased for the facilities as a result of the increased energy production mentioned above partially offset by favorable natural gas contract price adjustments and refunds from natural gas transportation providers. The increase period to date is primarily the result of the quarterly fuel items mentioned above and from recognizing fuel expense for a full six months in 1999 versus 1998 when fuel expense was recognized subsequent to the acquisition of the Partnerships on January 14, 1998.

O&M expense (excluding $1.2 million and $2.2 million of deferred credit amortization for O&M contracts for the quarter and period ended June 30, 1998, respectively) for the second quarter and period to date decreased $1.9 million and $3.7 million, respectively. The decrease for the quarter is primarily the result of reduced O&M costs incurred by the new operator of the facilities and the elimination of a performance bonus paid to the previous operator. The decrease period to date is the result of reduced O&M costs incurred by the new operator and the elimination of the performance bonus partially offset by recognizing O&M costs for a full six months in 1999 versus 1998 when O&M costs were recognized subsequent to the acquisition of the Partnerships on January 14, 1998.

Depreciation and amortization for the second quarter and period to date increased $246,000 and $3.0 million respectively. The increase for the quarter is due to scheduled changes in amortization rates. The increase period to date is primarily the result of recognizing depreciation and amortization on the facilities and power purchase agreements, respectively, for a full six months in 1999 versus 1998 when depreciation and amortization was recognized subsequent to the acquisition of the Partnerships on January 14, 1998.

Interest expense of NE LP decreased $460,000 for the second quarter and increased $3.6 million period to date. The quarterly decrease is primarily the result of decreasing principal balances on the notes payable to the Funding Corp. The period to date increase is primarily the result of recognizing interest expense on notes payable to the Funding Corp. for a full six months in 1999 versus 1998 when interest expense was recognized subsequent to the acquisition of the Partnerships on January 14, 1998, partially offset by decreasing principal balances on the notes payable. Additionally, NE LP recognized interest expense on the note payable to the Acquisition Corp. for a full six months in 1999 versus 1998 when interest expense was recognized subsequent to the issuance of $220 million of debt in February 1998. Interest expense of the Partnerships decreased $511,000 for the second quarter and increased $1.2 million period to date. The quarterly decrease is primarily the result of decreasing principal balances on the notes payable to the Funding Corp. The period to date increase is primarily the result of recognizing interest expense on notes payable to the Funding Corp. for a full six months in 1999 versus 1998 when interest expense was recognized subsequent to the acquisition of the Partnerships on January 14, 1998, partially offset by decreasing principal balances on the notes payable.

The Partnerships for the period from January 1, 1998 to January 13, 1998 (pre-acquisition) - Revenues for the thirteen-day period totaled $13.1 million and were comprised of $12.9 million of power sales to utilities and $200,000 of steam sales. Power sales to utilities reflect changes in utility energy bank balances which are determined in accordance with scheduled or specified rates under certain power purchase agreements.

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

The Funding Corp. and the Acquisition Corp. - The Funding Corp. made semi-annual debt principal payments and debt interest payments of $11.8 million and $22.0 million, respectively, in June 1999. The Acquisition Corp. made a semi-annual debt interest payment of $8.8 million in June 1999. Interest expense for the Funding Corp. for the second quarter and period to date decreased $456,000 and $910,000, respectively. The decrease for the quarter and period to date is due to decreasing principal balances on the securities payable. Interest expense for the Acquisition Corp. for the second quarter and period to date increased $50,000 and $2.4 million, respectively. The increase period to date is primarily the result of recognizing interest expense on the Acquisition Corp. securities payable for a full six months in 1999 versus 1998 when interest expense was recognized subsequent to the issuance of $220 million of debt in February 1998.

Year 2000 - As of June 30, 1999, the Registrants are essentially complete with their plan to address the potential impact of the year 2000 on their technology systems, except for NJEAs plan which will be completed during a scheduled outage in October 1999. The Registrants have also prepared their year 2000 contingency plans, which are based upon certain hypothetical year 2000 scenarios at the operating level (such as generation and transmission), as well as at the business level (such as customer service, procurement and accounting). These plans are intended to mitigate both internal risks and potential risks in the Registrants supply chain. During the second half of 1999, the Registrants will continue to conduct training and drills, as well as evaluate and update their contingency plans. In addition, the Registrants have retained independent engineering and hardware/software remediation firms to validate and verify mission critical and other important aspects of their year 2000 program. The estimated cost of addressing year 2000 issues is expected to be approximately $500,000, of which approximately 50% had been spent through June 30, 1999. The remainder is a cost estimate for completing NJEAs plan and for verification, mitigation, training and rollover staffing. The Registrants believe that the most reasonably likely worst case scenarios relating to the year 2000 could include a temporary disruption of service to purchasing utilities, caused by a potential disruption in fuel supply, water supply and telecommunications.

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

Date:  August 5, 1999



	DILEK L. SAMIL
	--------------
	Dilek L. Samil
	Treasurer of ESI Northeast Energy GP, Inc.
	Treasurer of ESI Tractebel Funding Corp.
	Treasurer of ESI Tractebel Acquisition Corp.
	(Principal Financial and Principal Accounting Officer of the Registrants)