Form 10-Q
period 1999-09-30
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 1999-11-05
CIK 934665, 934666, 934667, 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549


				    FORM 10-Q


	  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	       For the quarterly period ended September 30, 1999


				       OR


	  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	       Exact name of Registrants as specified in
	       their charters, State of Incorporation,       IRS Employer
Commission     address of principal executive offices and    Identification
File Number    Registrants' telephone number                 Number
-----------    ------------------------------------------    --------------
33-87902       ESI Tractebel Funding Corp.                   04-3255377
	       (a Delaware corporation)
33-87902-02    Northeast Energy Associates,                  04-2955642
	       A Limited Partnership
	       (a Massachusetts limited partnership)
33-87902-01    North Jersey Energy Associates,               04-2955646
	       A Limited Partnership
	       (a New Jersey limited partnership)
333-52397      ESI Tractebel Acquisition Corp.               65-0827005
	       (a Delaware corporation)
333-52397-01   Northeast Energy, LP                          65-0811248
	       (a Delaware limited partnership)
	       ------------------------------------------
	       c/o FPL Energy, LLC
	       700 Universe Boulevard
	       Juno Beach, Florida 33408-2683
	       (561) 691-7171

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing
requirements for the past 90 days.    Yes  X        No ___


		     APPLICABLE ONLY TO CORPORATE ISSUERS:
As of September 30, 1999, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of September 30, 1999, there were issued 20 shares of ESI Tractebel Acquisition Corp.'s common stock.


		      ----------------------------------

This combined Form 10-Q represents separate filings by ESI Tractebel Funding Corp., Northeast Energy Associates, A Limited Partnership, North Jersey Energy Associates, A Limited Partnership, ESI Tractebel Acquisition Corp. and Northeast Energy, LP. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no representations whatsoever as to any other registrant.


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

The business and profitability of the Registrants are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, unanticipated delays or changes in project costs, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities,legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements, and any unanticipated impact of the year 2000, including delays or changes in costs of year 2000 readiness, or the failure of major suppliers, customers and others with whom the Registrants do business to resolve their own year 2000 issues on a timely basis.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Registrants.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST ENERGY, LP
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

										      September 30,    December 31,
											  1999             1998
ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $   44,618      $   36,038
  Accounts receivable ..............................................................       53,509          29,746
  Spare parts inventories ..........................................................       14,788             194
  Fuel inventories .................................................................        7,153           4,935
  Prepaid expenses and other current assets ........................................          473             212
    Total current assets ...........................................................      120,541          71,125

Non-current assets:
  Deferred debt issuance costs (net of accumulated
    amortization of $1,021 and $548, respectively) .................................        5,939           6,412
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $37,342 and $20,987, respectively) .............................      476,317         492,566
  Power purchase contracts (net of accumulated
    amortization of $86,995 and $48,545, respectively) .............................      801,761         840,211
  Other assets .....................................................................           30              29
    Total non-current assets .......................................................    1,284,047       1,339,218

TOTAL ASSETS .......................................................................   $1,404,588      $1,410,343


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable to the Funding Corp. ............................   $   24,922      $   23,511
  Accounts payable .................................................................       19,392          12,338
  Accrued interest payable .........................................................       15,170               -
  Due to related parties ...........................................................        6,944             800
  Other accrued expenses ...........................................................       10,526           9,384
    Total current liabilities ......................................................       76,954          46,033

Non-current liabilities:
  Deferred credit - fuel contracts .................................................      297,792         313,427
  Notes payable to the Funding Corp. ...............................................      432,046         445,213
  Note payable to the Acquisition Corp. ............................................      220,000         220,000
  Amounts due utilities for energy bank balances ...................................      169,812         173,356
    Total non-current liabilities ..................................................    1,119,650       1,151,996

Partners' equity:
  General partners .................................................................        4,160           4,246
  Limited partners .................................................................      203,824         208,068
    Total partners' equity .........................................................      207,984         212,314

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY .............................................   $1,404,588      $1,410,343




This report should be read in conjunction with the Notes to Consolidated Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1998 Form 10-K for NE LP.


NORTHEAST ENERGY, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)


					    Three Months Ended September 30,   Nine Months Ended September 30,
						     1999        1998                1999         1998
REVENUES ..................................        $88,305     $85,427             $257,816     $226,624

EXPENSES:
  Fuel ....................................         32,841      32,335               96,664       89,489
  Operations and maintenance ..............          3,506       5,697               10,639       14,325
  Depreciation and amortization ...........         18,269      17,997               54,811       51,529
  General and administrative ..............          2,059       1,790                6,551        6,151
    Total expenses ........................         56,675      57,819              168,665      161,494

OPERATING INCOME ..........................         31,630      27,608               89,151       65,130

OTHER EXPENSE (INCOME):
  Amortization of debt issue costs.........            157         148                  474          373
  Interest expense ........................         19,573      20,192               59,185       56,252
  Interest income .........................           (394)       (687)              (1,501)      (2,196)
    Total other expense - net .............         19,336      19,653               58,158       54,429

NET INCOME ................................        $12,294     $ 7,955             $ 30,993      $10,701



This report should be read in conjunction with the Notes to Consolidated Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1998 Form 10-K for NE LP.


NORTHEAST ENERGY, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)


											Nine Months Ended September 30,
											      1999         1998
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................     $ 55,761     $ 52,220

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................         (103)           -
  Release of restricted cash collateral ...............................................            -       69,156
  Acquisition purchase price, net of $62,635 cash acquired ............................            -     (482,167)
    Net cash used in investing activities .............................................         (103)    (413,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from partners .........................................................            -      535,412
  Principal payment on the Funding Corp. notes ........................................      (11,755)     (10,782)
  Net proceeds from loan by the Acquisition Corp. .....................................            -      215,202
  Distributions to partners ...........................................................      (35,323)    (330,746)
    Net cash provided by (used in) financing activities ...............................      (47,078)     409,086

Net increase in cash and cash equivalents .............................................        8,580       48,295
Cash and cash equivalents at beginning of period ......................................       36,038            -
Cash and cash equivalents at end of period ............................................     $ 44,618     $ 48,295

Supplemental disclosure of cash flow information:
  Cash paid for interest ..............................................................     $ 30,933     $ 29,711




This report should be read in conjunction with the Notes to Consolidated Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1998 Form 10-K for NE LP.


NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)


											September 30,    December 31,
											     1999           1998
ASSETS
Current assets:
  Cash and cash equivalents .........................................................     $   43,723    $   35,152
  Accounts receivable ...............................................................         53,509        29,746
  Spare parts inventories ...........................................................         14,788           194
  Fuel inventories ..................................................................          7,153         4,935
  Prepaid expenses and other current assets .........................................            473           212
    Total current assets ............................................................        119,646        70,239

Non-current assets:
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $37,342 and $20,987, respectively) ..............................        476,317       492,566
  Power purchase contracts (net of accumulated
    amortization of $86,995 and $48,545, respectively) ..............................        801,761       840,211
  Other assets ......................................................................             30            29
    Total non-current assets ........................................................      1,278,108     1,332,806

TOTAL ASSETS ........................................................................     $1,397,754    $1,403,045


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable to the Funding Corp. .............................     $   24,922    $   23,511
  Accounts payable ..................................................................         19,392        12,338
  Accrued interest payable ..........................................................         10,776             -
  Due to related parties ............................................................          6,806           663
  Other accrued expenses ............................................................         10,524         9,384
    Total current liabilities .......................................................         72,420        45,896

Non-current liabilities:
  Deferred credit - fuel contracts ..................................................        297,792       313,427
  Notes payable to the Funding Corp. ................................................        432,046       445,213
  Amounts due utilities for energy bank balances ....................................        169,812       173,356
    Total non-current liabilities ...................................................        899,650       931,996

Partners' equity:
  General partner ...................................................................          4,256         4,252
  Limited partners ..................................................................        421,428       420,901
    Total partners' equity ..........................................................        425,684       425,153

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY ..............................................     $1,397,754    $1,403,045




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




													Period from
											 Period from     January 1,
						Three Months Ended        Nine Months     January 14,     1998 to
						  September 30,             Ended           1998 to     January 13,
									 September 30,   September 30,      1998
						  1999       1998            1999            1998       (Prior Basis)
REVENUES ..................................    $ 88,305    $ 85,427        $257,816        $226,624       $ 13,109

EXPENSES:
  Fuel ....................................      32,841      32,335          96,664          89,489          5,774
  Operations and maintenance ..............       3,506       5,697          10,639          14,325            974
  Depreciation and amortization ...........      18,269      17,997          54,811          51,529            894
  General and administrative ..............       2,059       1,790           6,546           5,879            538
    Total expenses ........................      56,675      57,819         168,660         161,222          8,180

OPERATING INCOME ..........................      31,630      27,608          89,156          65,402          4,929

OTHER EXPENSE (INCOME):
  Interest expense ........................      15,175      15,797          45,995          45,461          2,422
  Interest income .........................        (325)       (624)         (1,386)         (2,134)          (402)
    Total other expense - net .............      14,850      15,173          44,609          43,327          2,020

NET INCOME ................................    $ 16,780    $ 12,435        $ 44,547        $ 22,075       $  2,909




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





												 Period from
										 Period from      January 1,
								 Nine Months      January 14,       1998 to
								   Ended            1998 to       January 13,
								September 30,    September 30,       1998
								     1999            1998        (Prior Basis)
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................     $  64,446       $  60,591        $  1,432

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ......................................          (103)              -               -
  Release of restricted cash collateral .....................             -          69,156               -
    Net cash provided by (used in) investing activities .....          (103)         69,156               -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on notes ................................       (11,755)        (10,782)              -
  Distributions to partners .................................       (44,017)       (135,958)              -
    Net cash used in financing activities ...................       (55,772)       (146,740)              -

Net increase (decrease) in cash and cash equivalents ........         8,571         (16,993)          1,432
Cash and cash equivalents at beginning of period ............        35,152          62,635          61,203
Cash and cash equivalents at end of period ..................     $  43,723       $  45,642        $ 62,635

Supplemental disclosure of cash flow information:
  Cash paid for interest ....................................     $  22,144       $  23,315        $      -

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


ESI TRACTEBEL FUNDING CORP.

BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

											September 30,   December 31,
											     1999           1998
ASSETS
Current assets:
  Cash ..............................................................................     $       1      $       1
  Interest receivable from the Partnerships..........................................        10,743              -
  Current portion of notes receivable from the Partnerships .........................        24,922         23,511
    Total current assets ............................................................        35,666         23,512

Notes receivable from the Partnerships ..............................................       432,046        445,213

TOTAL ASSETS ........................................................................     $ 467,712      $ 468,725


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of securities payable .............................................     $  24,922      $  23,511
  Accrued interest ..................................................................        10,743              -
    Total current liabilities .......................................................        35,665         23,511

Securities payable ..................................................................       432,046        445,213

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding ......             1              1

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................     $ 467,712      $ 468,725



STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

								Three Months Ended           Nine Months Ended
								   September 30,               September 30,
								1999           1998         1999           1998
Interest income ..........................................    $ 10,743       $ 11,218     $ 32,725       $ 34,109
Interest expense .........................................      10,743         11,218       32,725         34,109

NET INCOME ...............................................    $      -       $      -     $      -       $      -
APTION>




STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)


											     Nine Months Ended
											       September 30,
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







ESI TRACTEBEL ACQUISITION CORP.

BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

											 September 30,    December 31,
											      1999            1998
ASSETS
Current assets:
  Interest receivable from NE LP .....................................................      $  4,394       $      -

Due from NE LP .......................................................................           152            152
Note receivable from NE LP ...........................................................       220,000        220,000

TOTAL ASSETS .........................................................................      $224,546       $220,152


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Income taxes payable ...............................................................      $      8       $      4
  Accrued interest ...................................................................         4,394              -
    Total current liabilities ........................................................         4,402              4

Deferred credit - interest rate hedge ................................................           129            140
Securities payable ...................................................................       220,000        220,000

Stockholders' equity:
  Common stock, $.10 par value, 100 shares authorized, 20 shares issued ..............             -              -
  Subscriptions receivable ...........................................................             -              -
  Retained earnings ..................................................................            15              8

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................      $224,546       $220,152



STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)


                                                                                                         Period from
											   Nine         January 12,
											  Months       1998 (Date of
								Three Months Ended        Ended        Formation) to
								  September 30,        September 30,   September 30,
								1999          1998         1999             1998
Interest income ...........................................   $  4,395      $  4,395     $ 13,184        $ 10,791
Interest expense ..........................................      4,391         4,391       13,173          10,782
Income before income taxes.................................          4             4           11               9
Income tax expense ........................................          1             1            4               3

NET INCOME ................................................   $      3      $      3     $      7        $      6


STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

													   Period From
											     Nine          January 12,
											    Months        1998 (Date of
											    Ended         Formation) to
											 September 30,    September 30,
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


1.  Summary of Significant Accounting Policies (NE LP and the Partnerships)

Basis of Presentation - On January 14, 1998 NE LP acquired the Partnerships. The acquisitions were accounted for using the purchase method of accounting and were subject to pushdown accounting, which gave rise to a new basis of accounting by the Partnerships. Consequently, the Partnerships' combined balance sheets and the combined statements of operations and cash flows for the period from January 14, 1998 to September 30, 1998, the three months ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 are reported under the new basis of accounting described above. The Partnerships' combined statements of operations and cash flows for the period from January 1, 1998 to January 13, 1998 represent historical financial data of the Partnerships prior to the acquisitions.

Inventories - During the first quarter of 1999, the Partnerships purchased spare parts from the former operations and maintenance (O&M) provider. Spare parts inventories are stated at cost and are determined by specific identification.

2.  Commitments and Contingencies

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Registrants are currently assessing the effect, if any, on their financial statements of implementing FAS 133. In June 1999, the FASB issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the adoption of FAS 133 for one year. As a result of FAS 137, the Registrants will not be required to adopt FAS 133 until 2001.


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

RESULTS OF OPERATIONS

NE LP and the Partnerships - In the following discussion, comparisons for NE LP are with the corresponding items in the prior year. Comparisons for the Partnerships for the nine-month period ended September 30, 1999 are with the period from January 14, 1998 to September 30, 1998. These periods are referred to below as the period to date.

Revenues for the third quarter and period to date increased $2.9 million and $31.2 million, respectively. Increased revenues for the quarter are primarily the result of increased energy production and increased power sales to utilities at both the Bellingham, MA and Sayreville, NJ facilities. Increased revenues period to date are primarily the result of increased energy production and power sales and recognizing power sales for a full nine months in 1999 versus 1998 when power sales were recognized subsequent to the acquisition of the Partnerships on January 14, 1998. Power sales to utilities reflect changes in utility energy bank balances (which increased reported revenues) that are determined in accordance with scheduled or specified rates under certain power purchase agreements. Additionally, revenues period to date reflect increased energy production and power sales as a result of a shortened scheduled inspection and maintenance outage at the Bellingham facility.

Fuel expense (excluding $5.2 million of deferred credit amortization for fuel contracts for the quarters ended September 30, 1999 and 1998 and excluding $15.6 million and $14.9 million of deferred credit amortization for fuel contracts for the periods ended September 30, 1999 and 1998, respectively) for the third quarter and period to date increased $506,000 and $7.8 million, respectively. The increase for the quarter is primarily the result of fuel purchased for the facilities as a result of the increased energy production mentioned above partially offset by favorable natural gas contract price adjustments. The increase for the period to date is primarily the result of the quarterly fuel items mentioned above and the impact of recognizing fuel expense for a full nine months in 1999 versus 1998 when fuel expense was recognized subsequent to the acquisition of the Partnerships on January 14, 1998.

O&M expense (excluding $1.2 million and $3.4 million of deferred credit amortization for O&M contracts for the quarter and period ended September 30, 1998, respectively) for the third quarter and period to date decreased $3.4 million and $7.1 million, respectively. The decrease for the quarter is primarily the result of reduced O&M costs incurred by the new operator of the facilities and the elimination of a performance bonus paid to the previous operator. The decrease for the period to date is the result of reduced O&M costs incurred by the new operator and the elimination of the performance bonus partially offset by recognizing O&M costs for a full nine months in 1999 versus 1998 when O&M costs were recognized subsequent to the acquisition of the Partnerships on January 14, 1998.

Depreciation and amortization for the third quarter and period to date increased $272,000 and $3.3 million, respectively. The increase for the quarter is due to scheduled changes in amortization rates. The increase period to date is primarily the result of recognizing depreciation and amortization on the facilities and power purchase agreements, respectively, for a full nine months in 1999 versus 1998 when depreciation and amortization was recognized subsequent to the acquisition of the Partnerships on January 14, 1998.

Interest expense of NE LP decreased $619,000 for the third quarter and increased $2.9 million period to date. The quarterly decrease is primarily the result of decreasing principal balances on the notes payable to the Funding Corp. The period to date increase is primarily the result of recognizing interest expense on notes payable to the Funding Corp. for a full nine months in 1999 versus 1998 when interest expense was recognized subsequent to the acquisition of the Partnerships on January 14, 1998, partially offset by decreasing principal balances on the notes payable. Additionally, NE LP recognized interest expense on the note payable to the Acquisition Corp. for a full nine months in 1999 versus 1998 when interest expense was recognized subsequent to the issuance of $220 million of debt in February 1998. Interest expense of the Partnerships decreased $622,000 for the third quarter and increased $534,000 period to date. The quarterly decrease is primarily the result of decreasing principal balances on the notes payable to the Funding Corp. The period to date increase is primarily the result of recognizing interest expense on notes payable to the Funding Corp. for a full nine months in 1999 versus 1998 when interest expense was recognized subsequent to the acquisition of the Partnerships on January 14, 1998, partially offset by decreasing principal balances on the notes payable.

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

The Funding Corp. and the Acquisition Corp. - The Funding Corp. made semi-annual debt principal payments and debt interest payments of $11.8 million and $22.0 million, respectively, in June 1999. The Acquisition Corp. made a semi-annual debt interest payment of $8.8 million in June 1999. Interest expense for the Funding Corp. for the third quarter and period to date decreased $475,000 and $1.4 million, respectively. The decrease for the quarter and period to date is due to decreasing principal balances on the securities payable. Interest expense for the Acquisition Corp. period to date increased $2.4 million. The increase period to date is primarily the result of recognizing interest expense on the Acquisition Corp. securities payable for a full nine months in 1999 versus 1998 when interest expense was recognized subsequent to the issuance of $220 million of debt in February 1998.

Year 2000 - The Registrants are essentially complete with their plan to address the potential impact of the year 2000 on their technology systems. The Registrants have prepared their year 2000 contingency plans, which are based upon certain hypothetical year 2000 scenarios at the operating level (such as generation and transmission), as well as at the business level (such as customer service, procurement and accounting). These plans are intended to mitigate both internal risks and potential risks in the Registrants' supply chain. During the remainder of 1999, the Registrants will continue to conduct training and drills, as well as evaluate and update their contingency plans.
In addition, the Registrants have retained independent engineering and hardware/software remediation firms to validate and verify mission critical and other important aspects of their year 2000 program. The cost of addressing year 2000 issues was approximately $500,000. The Registrants believe that the most reasonably likely worst case scenarios relating to the year 2000 could include a temporary disruption of service to purchasing utilities, caused by a potential disruption in fuel supply, water supply and telecommunications.

LIQUIDITY AND CAPITAL RESOURCES

The Registrants - Cash flow generated by the Partnerships year to date has been and is expected to remain sufficient for at least the next twelve months to fund operating expenses of the Registrants as well as fund the debt service requirements of the Funding Corp. and the Acquisition Corp.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
											    [C]
(a)  Exhibits


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

Date:  November 4, 1999



	DILEK L. SAMIL
	Treasurer of ESI Northeast Energy GP, Inc.
	Treasurer of ESI Tractebel Funding Corp.
	Treasurer of ESI Tractebel Acquisition Corp.
	(Principal Financial and Principal Accounting Officer of the
	Registrants)