Form 10-K
period 1999-12-31
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2000-03-27
CIK 934665, 934666, 934667, 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549


				    FORM 10-K


	  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	       For the fiscal year ended December 31, 1999


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405
of Regulation S-K is no contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of December 31, 1999, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of December 31, 1999, there were issued 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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


DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term                       Meaning
Acquisition Corp.           ESI Tractebel Acquisition Corp.
Act                         Securities Act of 1933, as amended
avoided cost                the incremental cost to an electric utility of electric energy and/or capacity that, but
			      for the purchase from a qualifying facility, such utility would generate itself or
			      purchase from another source
Boston Edison               Boston Edison Company
Broad Street                Broad Street Contract Services, Inc.
Btu                         British thermal units, a unit of energy
Cogeneration                Power production technology that provides for the sequential generation of two or more
			      useful forms of energy from a single primary fuel source
Commonwealth                Commonwealth Electric Company
ESI Energy                  ESI Energy, LLC
ESI GP                      ESI Northeast Energy GP, Inc.
ESI LP                      ESI Northeast Energy LP, Inc.
ESI Northeast Acquisition   ESI Northeast Energy Acquisition Funding, Inc.
ESI Northeast Funding       ESI Northeast Energy Funding, Inc.
ESI Northeast Fuel          ESI Northeast Fuel Management, Inc.
ETURC                       ESI Tractebel Urban Renewal Corporation, previously IEC Urban Renewal Corporation
FERC                        Federal Energy Regulatory Commission
FPL                         Florida Power & Light Company
FPL Energy                  FPL Energy, LLC
FPL Group                   FPL Group, Inc.
FPL Group Capital           FPL Group Capital Inc
FPLE Operating Services     FPL Energy Operating Services, Inc.
Funding Corp.               ESI Tractebel Funding Corp., previously IEC Funding Corp.
IEC                         Intercontinental Energy Corporation, a Massachusetts corporation
JCP&L                       Jersey Central Power & Light
kwh                         kilowatt-hour
Management's Discussion     Item 7. Management's Discussion and Analysis of Financial Condition and Results
			      of Operations
Montaup                     Montaup Electric Company
MMBtu                       millions of Btu
mw                          megawatt(s)
NE LLC                      Northeast Energy, LLC
NE LP                       Northeast Energy, LP
NEA                         Northeast Energy Associates, A Limited Partnership
NJEA                        North Jersey Energy Associates, A Limited Partnership
NEPOOL                      New England power pool
O&M                         operations and maintenance
Partners                    ESI GP and ESI LP together with Tractebel GP and Tractebel LP
Partnerships                NEA together with NJEA
PJM                         Pennsylvania-New Jersey-Maryland power pool
ProGas                      ProGas Limited of Alberta, Canada
PSE&G                       Public Service Electric & Gas of Newark, New Jersey
PURPA                       Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities       Non-utility power production facilities meeting the requirements of a qualifying
			      facility under PURPA
Reform Act                  Private Securities Litigation Reform Act of 1995
Rule 144A                   Rule 144A promulgated under the Act
Tractebel                   Tractebel, Inc.
Tractebel GP                Tractebel Northeast Generation GP, Inc.
Tractebel LP                Tractebel Associates Northeast LP, Inc.
Tractebel Power             Tractebel Power, Inc.
Trustee                     State Street Bank and Trust Company, a Massachusetts banking corporation
Westinghouse                Siemens Westinghouse Operating Services Company
Westinghouse Power          Siemens Westinghouse Power Corporation



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

In connection with the safe harbor provisions of the Reform Act, the Funding Corp., the Partnerships, the Acquisition Corp. and NE LP (all five entities collectively, the Registrants) are hereby filing cautionary statements identifying important factors that could cause the Registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Registrants made by or on behalf of the Registrants which are made in this combined Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Registrants.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in laws or regulations, changing governmental policies and regulatory actions, including those of the FERC and PURPA, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, and present or prospective competition.

The business and profitability of the Registrants are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation or in accounting standards, unanticipated delays or changes in costs for capital projects, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements.

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

The Partnerships were formed in 1986 to develop, construct, own, operate and manage the power generation stations. NEA's facility commenced commercial operation in September 1991 and is located in Bellingham, Massachusetts. NJEA's facility commenced commercial operation in August 1991 and is located in Sayreville, New Jersey.

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

Each of the Partnerships owns and derives substantially all of its revenues from a nominal 300 mw natural gas-fired combined-cycle cogeneration facility. The facilities were constructed by Westinghouse Power and use natural gas to produce electrical energy and thermal energy in the form of steam. The Partnerships were developed and are operated as qualifying facilities under PURPA and the regulations promulgated thereunder by the FERC. The Partnerships must satisfy certain annual operating and efficiency standards and ownership requirements to maintain qualifying facility status, which exempts the Partnerships from certain federal and state regulations. The Partnerships are, however, not exempt from state regulatory commission general supervisory powers relating to environmental and safety matters.

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

The remainder of the net electrical energy produced by the Partnerships is available for sale to the marketplace either directly to third parties or via FPL Energy's power marketing group. The power purchase agreements provide for substantially continuous delivery of base load power.

Certain of the power purchase agreements require the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. Some of the energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, remaining amounts recorded in the energy banks will be required to be repaid. Energy bank balances are partially secured by letters of credit.

To meet the FERC regulations for a qualifying facility, both NEA and NJEA sell at least 5% of the thermal energy produced to unrelated third parties. NEA sells steam to a third party which leases a carbon dioxide facility owned by NEA and located on NEA's property.

Approximately 80% of the natural gas that fuels the Partnerships' facilities is supplied pursuant to long-term gas supply agreements with ProGas and, in the case of NJEA, also pursuant to a long-term gas supply agreement with PSE&G. Gas is transported to, or stored for later use by, the Partnerships pursuant to long-term gas transportation and storage agreements. The remainder of the daily fuel requirements is satisfied by open-market purchases. Price escalators under the long-term gas agreements are intended to correlate to the price escalators under the power purchase agreements, thereby reducing the risk associated with increases in the price of natural gas. ESI Northeast Fuel, an indirect wholly-owned subsidiary of FPL Energy, is the fuel manager for the Partnerships and provides fuel management and administrative services by contracting with FPL Energy's power marketing group. This group buys and sells wholesale energy commodities, such as natural gas and electric power.

O&M of the Partnerships was provided by Westinghouse, a subsidiary of Westinghouse Power, through December 31, 1998. Effective December 31, 1998, the O&M contracts between Westinghouse Power and the Partnerships were terminated by mutual consent of both parties and the payment of $10 million to Westinghouse. FPLE Operating Services, a wholly-owned indirect subsidiary of FPL Energy, became the new provider of O&M services for the Partnerships on January 1, 1999. See Management's Discussion - Results of Operations.

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

Competition. Recent regulatory change has created additional competition in the form of wholesale power marketers that engage in purchase and resale transactions between power producers and power distributors. Although substantially all of the Partnerships' output is committed under the power purchase agreements described above, these factors may adversely affect energy prices under certain power purchase agreements that are tied to the actual costs of the purchasing utility.

Deregulation. Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level.

The Partnerships operate in two power pools. NEA operates in NEPOOL and NJEA operates in PJM, each of which has an independent system operator that manages the transmission of electricity. While legislators and state regulatory commissions will decide what impact, if any, competitive forces will have on retail transactions, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. The FERC has approved various filings submitted by NEPOOL and PJM that further electric industry deregulation initiatives.

NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

Item 2.  Properties

As of December 31, 1999, the Partnerships had the following properties:

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

Item 6.  Selected Financial Data

									     Years Ended December 31,
							     1999       1998         1997       1996       1995
									     (Thousands of Dollars)
SELECTED DATA OF NE LP
Operating revenues ...................................... $  336,299  $  302,693   $      -        n/a        n/a
Net income .............................................. $   33,303  $   14,098   $      -        n/a        n/a
Total assets ............................................ $1,345,858  $1,410,343   $      -        n/a        n/a
Long-term debt, excluding current maturities ............ $  638,880  $  665,213   $      -        n/a        n/a
Amounts due utilities for energy bank balances .......... $  168,885  $  173,356   $      -        n/a        n/a

SELECTED DATA OF THE PARTNERSHIPS

Operating revenues ...................................... $  336,299  $  (a)(b)    $312,154   $272,262   $280,549
Net income .............................................. $   51,329  $  (a)(b)    $ 36,673   $  9,924   $ 26,857
Total assets ............................................ $1,339,102  $1,403,045   $541,545   $566,534   $617,034
Long-term debt, excluding current maturities ............ $  418,880  $  445,213   $468,724   $490,287   $514,362
Amounts due utilities for energy bank balances .......... $  168,885  $  173,356   $230,565   $220,922   $188,053

SELECTED DATA OF THE FUNDING CORP.

Operating revenues ...................................... $        -  $        -   $      -   $      -   $      -
Net income .............................................. $        -  $        -   $      -   $      -   $      -
Total assets ............................................ $  445,214  $  468,725   $490,288   $514,363   $539,567
Long-term debt, excluding current maturities ............ $  418,880  $  445,213   $468,724   $490,287   $514,362

SELECTED DATA OF THE ACQUISITION CORP.

Operating revenues ...................................... $        -  $        -        n/a        n/a        n/a
Net income .............................................. $        9  $        8        n/a        n/a        n/a
Total assets ............................................ $  220,152  $  220,152        n/a        n/a        n/a
Long-term debt, excluding current maturities ............ $  220,000  $  220,000        n/a        n/a        n/a

(a)  On January 14, 1998, NE LP and NE LLC acquired all of the interests in the Partnerships from IEC resulting in a new basis of accounting by the Partnerships (See Note 2 - Summary of Significant Accounting Policies -
     Acquisitions to the consolidated financial statements).

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NE LP, a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in two partnerships, NEA and NJEA, each of which owns an electric power generation station in the northeastern United States. On January 14, 1998, NE LP acquired all of the interests in the Partnerships and the Funding Corp. for approximately $545 million, including approximately $10 million of acquisition costs. The acquisition of the Partnerships was accounted for using the purchase method of accounting and was subject to pushdown accounting, which gave rise to a new basis of accounting by the Partnerships. During 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011 to qualified institutional buyers as defined in Rule 144A for the purpose of reimbursing certain partners of NE LP for a portion of their equity contributions used to acquire the Partnerships and the Funding Corp.

O&M of the Partnerships was provided by Westinghouse through December 31, 1998. Effective December 31, 1998, the O&M contracts between Westinghouse Power and the Partnerships were terminated by mutual consent of both parties and the payment of $10 million to Westinghouse. The Partnerships recorded a net gain of $4.2 million, the effect of which is reflected in the statement of operations for the period ended December 31, 1998. Additionally, the Partnerships agreed to pay Westinghouse a total of $15.6 million, which approximates market value, for spare parts purchased in 1999. FPLE Operating Services became the new provider of O&M services for the Partnerships on January 1, 1999.

NE LP for the year ended December 31, 1999 - Revenues year to date totaled $336.3 million and were comprised of $331.4 million of power sales to utilities and $4.9 million of steam sales. Power sales to utilities reflect changes in utility energy bank balances of $22.2 million (which increased reported revenues) that are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense of $129.7 million includes $150.5 million of fuel purchased for the Partnerships and the fixed and variable costs associated with the delivery and use of the fuel for operations. These fuel costs are offset by $20.8 million of deferred credit amortization for fuel contracts.

O&M expenses of $14.2 million are comprised of O&M provider salaries and site expenses. Included in O&M expenses is the major maintenance accrual described in Note 2 - Summary of Significant Accounting Policies - Major Maintenance to the consolidated financial statements.

Depreciation and amortization of $73.1 million is comprised of depreciation for the cogeneration and carbon dioxide facilities of $21.8 million and $51.3 million of amortization of the power purchase agreements.

General and administrative expenses of $8.8 million are comprised primarily of management and professional fees and property taxes.

Interest expense of $78.8 million is comprised primarily of interest on notes payable to the Funding Corp. ($43.5 million), interest on energy bank balances ($17.7 million) and interest on the Acquisition Corp. notes ($17.6 million).

Interest income reflects cash balances earning investment income.

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

O&M expenses of $14.3 million are comprised of O&M provider fees and site expenses of $23.0 million offset by $4.5 million of deferred credit amortization for O&M contracts as a result of the purchase price allocation of the acquisitions and offset by a $4.2 million net gain recorded from the early termination of the O&M contracts between Westinghouse Power and the Partnerships. Included in O&M expenses is the major maintenance accrual described in Note 2 - Summary of Significant Accounting Policies - Major Maintenance to the consolidated financial statements.

Depreciation and amortization of $69.5 million is comprised of depreciation for the cogeneration and carbon dioxide facilities of $21.0 million and $48.5 million of amortization of the power purchase agreements as a result of the purchase price allocation of the acquisitions.

General and administrative expenses of $9.4 million are comprised primarily of management and professional fees and site expenses.

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

The Partnerships for the year ended December 31, 1999 - Revenues year to date totaled $336.3 million and were comprised of $331.4 million of power sales to utilities and $4.9 million of steam sales. Power sales to utilities reflect changes in utility energy bank balances of $22.2 million (which increased reported revenues) that are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense of $129.7 million includes $150.5 million of fuel purchased for the Partnerships and the fixed and variable costs associated with the delivery and use of the fuel for operations. These fuel costs are offset by $20.8 million of deferred credit amortization for fuel contracts.

O&M expenses of $14.2 million are comprised of O&M provider salaries and site expenses. Included in O&M expenses is the major maintenance accrual described in Note 2 - Summary of Significant Accounting Policies - Major Maintenance to the combined financial statements.

Depreciation and amortization of $73.1 million is comprised of depreciation for the cogeneration and carbon dioxide facilities of $21.8 million and $51.3 million of amortization of the power purchase agreements.

General and administrative expenses of $8.8 million are comprised primarily of management and professional fees and property taxes.

Interest expense of $61.2 million is comprised of interest on notes payable to the Funding Corp. ($43.5 million) and interest on energy bank balances ($17.7 million).

Interest income reflects cash balances earning investment income.

The Partnerships for the period from January 14, 1998 to December 31, 1998 (post-acquisition) - Subsequent to January 13, 1998, the basis of presentation of the results of operations for the Partnerships reflects the new basis of accounting discussed in Note 1 and Note 2 to the combined financial statements.

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

O&M expenses of $14.3 million are comprised of O&M provider fees and site expenses of $23.0 million offset by $4.5 million of deferred credit amortization for O&M contracts as a result of the purchase price allocation of the acquisitions and offset by a $4.2 million net gain recorded from the early termination of the O&M contracts between Westinghouse Power and the Partnerships. Included in O&M expenses is the major maintenance accrual described in Note 2 - Summary of Significant Accounting Policies - Major Maintenance to the combined financial statements.

Depreciation and amortization of $69.5 million is comprised of depreciation for the cogeneration and carbon dioxide facilities of $21.0 million and $48.5 million of amortization of the power purchase agreements as a result of the purchase price allocation of the acquisitions.

General and administrative expenses of $9.2 million are comprised primarily of management and professional fees and site expenses.

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

The Partnerships for the year ended December 31, 1997 - Revenues totaled $312.2 million and were comprised of $307.5 million of power sales to utilities and $4.7 million of steam sales. Power sales to utilities reflect changes in utility energy bank balances which are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense of $151.5 million includes fuel purchased for the Partnerships and the fixed and variable costs associated with the delivery and use of the fuel for operations.

O&M expenses of $25.7 million are comprised of O&M provider fees and site utility expenses.

Depreciation and amortization of $25.0 million is comprised of depreciation for the cogeneration and carbon dioxide facilities.

General and administrative expenses of $16.0 million are comprised primarily of management, consulting and overhead fees, as well as a write-off of approximately $1.5 million in accounts receivable.

Interest expense is comprised primarily of interest on notes payable to the Funding Corp. ($47.3 million) and interest on energy bank balances ($17.4 million).

Interest income reflects cash balances earning investment income.

The Funding Corp. - Debt principal payments were $23.5 million, $21.6 million and $24.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Debt interest payments were $43.5 million, $45.3 million and $47.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

The Acquisition Corp. - Debt interest payments of $17.6 million and $15.2 million were made by the Acquisition Corp. during 1999 and 1998, respectively.

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

Year 2000 - The Registrants did not experience any significant year 2000-related problems. The total cost of addressing year 2000 issues was approximately $500 thousand.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Registrants are currently assessing the effect, if any, on their financial statements of implementing FAS 133. The Registrants will be required to adopt FAS 133 beginning in 2001.

Liquidity and Capital Resources

The Funding Corp. and the Partnerships - Cash flow generated by the Partnerships during 1999 was sufficient to fund operating expenses as well as fund the debt service requirements of the Funding Corp. Debt maturities of the Funding Corp. will require cash outflows of approximately $308 million in principal and interest through 2004, including $67.8 million in 2000. It is anticipated that cash requirements for principal and interest payments in 2000 will be satisfied with operational cash flow. For the year ended December 31, 1999, there were $68.9 million in distributions to partners.

The Acquisition Corp. and NE LP - Cash flow generated by NE LP during 1999 was sufficient to fund operating expenses as well as fund the debt service requirements of the Acquisition Corp. and the Funding Corp. Debt maturities of the Acquisition Corp. and the Funding Corp. will require cash outflows of approximately $419.7 million in principal and interest through 2004, including $85.4 million in 2000. It is anticipated that cash requirements for principal and interest payments in 2000 will be satisfied with operational cash flow. For the year ended December 31, 1999, there were $51.5 million in distributions to partners.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

All financial instruments and positions held by NE LP and the Partnerships described below are held for purposes other than trading.

Interest rate risk - The fair value of NE LP's and the Partnerships' long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of debt to a hypothetical 10% decrease in interest rates:

												   1999

											      Hypo-thetical

Increase
										     Carrying     Fair       in Fair
										      Value       Value      Value

											  (Thousands of Dollars)
Long-term debt of NE LP/Acquisition Corp. .........................................  $220,000  $ 204,000(a)  $ 12,000
Long-term debt of Partnerships/Funding Corp. ......................................  $445,213  $ 454,000(a)  $ 20,000

(a)  Based on the borrowing rate currently available for debt instruments with similar terms and average maturities.


Commodity price risk - The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To mitigate the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships mitigate their risk associated with purchases of natural gas through the use of natural gas swap agreements that require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas. The following presents the sensitivity of the fair value of gas swap agreements to a hypothetical 10% increase in natural gas prices:

												   1999

											      Hypo-thetical
													     Decrease
										     Carrying     Fair       in Fair
										      Value       Value      Value

											  (Thousands of Dollars)
Gas swap agreements of NE LP/the Partnerships ...................................... $      -  $   1,668(a)  $  1,018

(a)  Based on estimated cost to terminate the agreements.



Item 8.  Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT



NORTHEAST ENERGY, LP
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP:

We have audited the accompanying consolidated financial statements of Northeast Energy, LP (a partnership) and subsidiaries, as of December 31, 1999 and 1998, and for the years ended December 31, 1999 and 1998, and for the period from November 21, 1997 (Date of Formation) to December 31, 1997, and the combined financial statements of two of the subsidiaries of Northeast Energy, LP, named Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership, as of December 31, 1999 and 1998, and for the year ended December 31, 1999, and for the periods from January 1, 1998 to January 13, 1998, and from January 14, 1998 to December 31, 1998, listed in the accompanying index at Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1999. These financial statements are the responsibility of the respective Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Northeast Energy, LP and its subsidiaries, and the combined financial position of Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership, and the results of their operations and their cash flows for the above-stated periods in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
March 20, 2000


INDEPENDENT AUDITORS' REPORT



NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP, AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP:

In our opinion, the combined statements of operations, of cash flows and of partners' equity for the year ended December 31, 1997 (appearing on pages 18 through 27 of this Form 10-K Annual Report) present fairly, in all material respects, the results of operations and cash flows of Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership (the "Partnerships") for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnerships' management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the combined financial statements of the Partnerships for any period subsequent to December 31, 1997.


PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 24, 1998


NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

											       December 31,
											   1999            1998
ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $   33,085      $   36,038
  Accounts receivable ..............................................................       32,332          29,746
  Due from related party ...........................................................          152               -
  Spare parts inventories ..........................................................        9,977             194
  Fuel inventories .................................................................        4,361           4,935
  Prepaid expenses and other current assets ........................................          335             212
    Total current assets ...........................................................       80,242          71,125

Non-current assets:
  Deferred debt issuance costs (net of accumulated amortization of $1,179 and
    $548, respectively) ............................................................        5,781           6,412
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $42,807 and $20,987, respectively) .............................      470,851         492,566
  Power purchase agreements (net of accumulated amortization of $99,811 and
    $48,545, respectively) .........................................................      788,945         840,211
  Other assets .....................................................................           39              29
    Total non-current assets .......................................................    1,265,616       1,339,218

TOTAL ASSETS .......................................................................   $1,345,858      $1,410,343


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. .............................   $   26,333      $   23,511
  Accounts payable .................................................................       16,745          12,338
  Due to related parties ...........................................................        1,306             800
  Other accrued expenses ...........................................................        6,974           9,384
    Total current liabilities ......................................................       51,358          46,033

Non-current liabilities:
  Deferred credit - fuel contracts .................................................      292,581         313,427
  Notes payable - the Funding Corp. ................................................      418,880         445,213
  Note payable - the Acquisition Corp. .............................................      220,000         220,000
  Amounts due utilities for energy bank balances ...................................      168,885         173,356
    Total non-current liabilities ..................................................    1,100,346       1,151,996

Partners' equity:
  General partners .................................................................        3,882           4,246
  Limited partners .................................................................      190,272         208,068
    Total partners' equity .........................................................      194,154         212,314

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY .............................................   $1,345,858      $1,410,343




The accompanying notes are an integral part of these consolidated financial statements.


NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)


													Period from
													November 21,
													1997 (Date of
									   Year Ended      Year Ended   Formation) to
									  December 31,    December 31,  December 31,
									      1999            1998          1997

REVENUES ...............................................................    $336,299        $302,693      $      -

COSTS AND EXPENSES:
  Fuel .................................................................     129,716         121,438             -
  Operations and maintenance ...........................................      14,206          14,321             -
  Depreciation and amortization ........................................      73,094          69,540             -
  General and administrative ...........................................       8,822           9,432             -
    Total costs and expenses ...........................................     225,838         214,731             -

OPERATING INCOME .......................................................     110,461          87,962             -

OTHER EXPENSE (INCOME):
  Amortization of debt issuance costs ..................................         632             548             -
  Interest expense .....................................................      78,790          76,336             -
  Interest income ......................................................      (2,264)         (3,020)            -
    Total other expense - net ..........................................      77,158          73,864             -

NET INCOME..............................................................    $ 33,303        $ 14,098      $      -




The accompanying notes are an integral part of these consolidated financial statements.


NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

													Period from
													November 21,
													1997 (Date of
									   Year Ended      Year Ended   Formation) to
									  December 31,    December 31,  December 31,
									      1999            1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................       $33,303      $ 14,098     $      -
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...................................        73,724        70,091            -
      Amortization of fuel and O&M contracts ..........................       (20,844)      (24,632)           -
      Other ...........................................................             -           273            -
      (Increase) decrease in accounts receivable ......................        (2,586)       14,295            -
      (Increase) decrease in due from related party ...................          (152)            -            -
      (Increase) decrease in other current assets .....................        (9,332)        2,086            -
      Increase (decrease) in accounts payable and accrued expenses ....         1,992       (18,965)           -
      Increase (decrease) in amounts due utilities for energy bank
	balances ......................................................        (4,471)        1,427            -
      Increase (decrease) in due to related parties ...................           506        (1,479)           -
    Net cash provided by operating activities .........................        72,140        57,194            -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................          (120)            -            -
  Release of restricted cash collateral ...............................             -        69,156            -
  Acquisition purchase price, net of $62,635 cash acquired ............             -      (482,167)           -
    Net cash used in investing activities .............................          (120)     (413,011)           -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from partners .........................................             -       545,412            -
  Principal payments on the Funding Corp. notes  ......................       (23,510)      (21,563)           -
  Net proceeds from loan by the Acquisition Corp. .....................             -       215,202            -
  Distributions to partners ...........................................       (51,463)     (347,196)           -
    Net cash provided by (used in) financing activities ...............       (74,973)      391,855            -

Net increase (decrease) in cash and cash equivalents ..................        (2,953)       36,038
Cash and cash equivalents at beginning of period ......................        36,038             -            -
Cash and cash equivalents at end of period ............................       $33,085      $ 36,038     $      -

Supplemental disclosure of cash flow information:
  Cash paid for interest ..............................................       $61,241      $ 61,227     $      -




The accompanying notes are an integral part of these consolidated financial statements.


NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(Thousands of Dollars)

									     General      Limited       Partners'
									     Partners     Partners       Equity
Balances, December 31, 1997 ............................................     $      -     $       -     $       -
  Contributions from partners ..........................................       10,908       534,504       545,412
  Net income ...........................................................          282        13,816        14,098
  Distributions to partners ............................................       (6,944)     (340,252)     (347,196)
Balances, December 31, 1998 ............................................        4,246       208,068       212,314
  Net income ...........................................................          665        32,638        33,303
  Distributions to partners ............................................       (1,029)      (50,434)      (51,463)
Balances, December 31, 1999 ............................................     $  3,882     $ 190,272     $ 194,154



The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEETS
(Thousands of Dollars)

												 December 31,
											     1999            1998


ASSETS
Current assets:
  Cash and cash equivalents .........................................................     $   32,144    $   35,152
  Accounts receivable ...............................................................         32,332        29,746
  Due from related party ............................................................            152             -
  Spare parts inventories ...........................................................          9,977           194
  Fuel inventories ..................................................................          4,361         4,935
  Prepaid expenses and other current assets .........................................            301           212
    Total current assets ............................................................         79,267        70,239

Non-current assets:
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $42,807 and $20,987, respectively) .............................         470,851       492,566
  Power purchase agreements (net of accumulated amortization of $99,811
    and $48,545, respectively) ......................................................        788,945       840,211
  Other assets ......................................................................             39            29
    Total non-current assets ........................................................      1,259,835     1,332,806

TOTAL ASSETS ........................................................................     $1,339,102    $1,403,045


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. ..............................     $   26,333    $   23,511
  Accounts payable ..................................................................         16,745        12,338
  Due to related parties ............................................................          1,167           663
  Other accrued expenses ............................................................          6,974         9,384
    Total current liabilities .......................................................         51,219        45,896

Non-current liabilities:
  Deferred credit - fuel contracts ..................................................        292,581       313,427
  Notes payable - the Funding Corp. .................................................        418,880       445,213
  Amounts due utilities for energy bank balances ....................................        168,885       173,356
    Total non-current liabilities ...................................................        880,346       931,996

Partners' equity:
  General partner ...................................................................          4,075         4,252
  Limited partners ..................................................................        403,462       420,901
    Total partners' equity ..........................................................        407,537       425,153

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY ..............................................     $1,339,102    $1,403,045




The accompanying notes are an integral part of these combined financial statements.



NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF OPERATIONS
(Thousands of Dollars)


											Period from
								       Period from       January 1,
								       January 14,        1998 to       Year Ended
							Year Ended       1998 to        January 13,    December 31,
						       December 31,    December 31,        1998            1997
							   1999            1998        (Prior Basis)   (Prior Basis)
REVENUES .........................................       $336,299       $302,693         $ 13,109        $312,154

COSTS AND EXPENSES:
  Fuel ...........................................        129,716        121,438            5,774         151,476
  Operations and maintenance .....................         14,206         14,321              974          25,689
  Depreciation and amortization ..................         73,094         69,540              894          24,992
  General and administrative .....................          8,817          9,150              538          15,984
    Total costs and expenses .....................        225,833        214,449            8,180         218,141

OPERATING INCOME .................................        110,466         88,244            4,929          94,013

OTHER EXPENSE (INCOME):
  Interest expense ...............................         61,208         61,154            2,422          67,271
  Interest income ................................         (2,071)        (2,910)            (402)         (9,931)
    Total other expense - net ....................         59,137         58,244            2,020          57,340

NET INCOME .......................................       $ 51,329       $ 30,000         $  2,909        $ 36,673




The accompanying notes are an integral part of these combined financial statements.


NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)


										       Period from
								       Period from      January 1,
								       January 14,       1998 to        Year Ended
							 Year Ended      1998 to       January 13,      December 31,
							 December 31,  December 31,        1998            1997
							     1999          1998        (Prior Basis)   (Prior Basis)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................     $ 51,329      $  30,000        $   2,909       $ 36,673
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization...................       73,092         69,543              894         27,155
      Amortization of fuel and O&M contracts..........      (20,844)       (24,632)               -              -
      (Increase) decrease in due from related party ..         (152)             -              114              -
      (Increase) decrease in accounts receivable .....       (2,586)        14,295          (10,005)         9,635
      (Increase) decrease in other current assets ....       (9,298)         2,086              426            (34)
      Increase (decrease) in accounts payable and
	accrued expenses..............................        1,993        (18,809)           7,217           (996)
      Increase (decrease) in amounts due utilities
	for energy bank balances......................       (4,471)         1,427              (52)         9,643
      Increase (decrease) in due to related parties...          504            663              (71)            99
    Net cash provided by operating activities ........       89,567         74,573            1,432         82,175

CASH FLOWS FROM INVESTING ACTIVITIES:
  Release of restricted cash collateral ..............            -         69,156                -              -
  Capital expenditures ...............................         (120)             -                -           (378)
    Net cash provided by (used in) investing
      activities .....................................         (120)        69,156                -           (378)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from partners ........................            -         10,000                -              -
  Principal payments on notes ........................      (23,510)       (21,563)               -        (24,075)
  Distributions to partners ..........................      (68,945)      (159,649)               -        (46,380)
    Net cash used in financing activities ............      (92,455)      (171,212)               -        (70,455)

Net increase (decrease) in cash and cash equivalents .       (3,008)       (27,483)           1,432         11,342
Cash and cash equivalents at beginning of period .....       35,152         62,635           61,203         49,861
Cash and cash equivalents at end of period ...........     $ 32,144      $  35,152        $  62,635       $ 61,203

Supplemental disclosure of cash flow information:
  Cash paid for interest .............................     $ 43,663      $  46,045        $       -       $ 48,794

Supplemental schedule of noncash investing and
financing activities:
  Accrued capitalized facility costs .................     $      -      $       -        $       -       $    240






The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF PARTNERS' EQUITY(DEFICIT)
(Thousands of Dollars)

									       General      Limited      Partners'
									       Partner      Partners      Equity
Prior Basis
Balances, December 31, 1996 ............................................       $(4,616)    $(182,863)    $(187,479)
  Net income............................................................           366        36,307        36,673
  Distributions to partners ............................................          (464)      (45,916)      (46,380)
Balances, December 31, 1997 ............................................        (4,714)     (192,472)     (197,186)
  Net income from January 1 to January 13, 1998 ........................            29         2,880         2,909
Balances, January 13, 1998..............................................        (4,685)     (189,592)     (194,277)
New Basis
  Adjustment of balance due to adoption of new basis....................        10,133       728,946       739,079
  Capital contributions from partners...................................           100         9,900        10,000
  Net income............................................................           300        29,700        30,000
  Distributions to partners ............................................        (1,596)     (158,053)     (159,649)
Balances, December 31, 1998 ............................................         4,252       420,901       425,153
  Net income............................................................           512        50,817        51,329
  Distributions to partners ............................................          (689)      (68,256)      (68,945)
Balances, December 31, 1999 ............................................       $ 4,075     $ 403,462     $ 407,537



The accompanying notes are an integral part of these combined financial statements.


NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Year Ended December 31, 1999
Period From January 14, 1998 to December 31, 1998
Period From January 1, 1998 to January 13, 1998
Year Ended December 31, 1997


1.  Nature of Business

Northeast Energy, LP (NE LP), a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in two partnerships, each of which owns an electric power generation station in the northeastern United States (Northeast Energy Associates, A Limited Partnership
(NEA) and North Jersey Energy Associates, A Limited Partnership (NJEA), collectively the Partnerships). NE LP is jointly owned by subsidiaries of ESI Energy, LLC (ESI Energy) and Tractebel Power, Inc. (Tractebel Power). ESI Energy is wholly-owned by FPL Energy, LLC (FPL Energy), which is an indirect wholly-owned subsidiary of FPL Group, Inc., a company listed on the New York Stock Exchange. Tractebel Power is a direct wholly-owned subsidiary of Tractebel, Inc., which is a direct wholly-owned subsidiary of Tractebel S.A., a Belgian energy and environmental services business. NE LP also formed a wholly-owned subsidiary, Northeast Energy, LLC (NE LLC) to assist in such acquisitions. NE LP had no financial activity prior to January 1, 1998.

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

In connection with the acquisitions of the Partnerships' interests, an existing special purpose funding corporation was acquired by an entity related to FPL Energy and Tractebel Power. The funding corporation's name was changed from IEC Funding Corp. to ESI Tractebel Funding Corp (Funding Corp.). Additionally, as a means of funding portions of the purchase price of the acquisitions of the Partnerships, ESI Tractebel Acquisition Corp. (Acquisition Corp.), also an affiliate of FPL Energy and Tractebel Power, was formed. On February 12, 1998, the Acquisition Corp. issued new debt which was registered with the Securities and Exchange Commission in an exchange offer. The proceeds were distributed to ESI Energy and Tractebel Power. Repayment of the new debt is expected from distributions from the Partnerships and is guaranteed by all interests in the Partnerships. See Note 4 for additional information.

The partners share profits and losses and have interests in assets and liabilities and cash flows in proportion to their tax basis capital accounts. Distributions to the partners may be made only after all funding requirements of the Partnerships have been met, as described in the trust indenture.

2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Partnerships subsequent to the acquisitions, as they are indirectly wholly-owned by NE LP. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts included in prior years' consolidated and combined financial statements have been reclassified to conform to the current year's presentation. The accompanying combined financial statements include the accounts of the Partnerships for all periods and are combined based on common ownership. All material intercompany transactions have been eliminated in the combination.

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

Cash and Cash Equivalents - Investments purchased with an original maturity of three months or less are considered cash equivalents. Excess cash is invested in high-grade money market accounts and commercial paper and is subject to minimal credit and market risk. At December 31, 1999 and 1998, the recorded amount of cash approximates its fair value.

Accounts Receivable and Revenue - Accounts receivable primarily consist of receivables from three Massachusetts utilities and one New Jersey utility for electricity delivered and sold under six power purchase agreements. Prices are based on initial floor prices per kilowatt-hour (kwh), subject to adjustment based on actual volumes of electricity purchased, escalation factors and other conditions. Revenue is recognized based on power delivered at rates stipulated in the power purchase agreements, except that revenue is deferred to the extent that stipulated rates are in excess of amounts, either scheduled or specified, in the agreements to the extent the Partnerships have an obligation to repay such excess. The amount deferred is reflected as amounts due utilities for energy bank balances on the balance sheets. Revenue from steam sales is recognized upon delivery.

Cogeneration Facilities, Carbon Dioxide Facility and Other Assets - Effective January 14, 1998, all facilities were revalued as a result of applying the purchase method of accounting mentioned above. The facilities are depreciated using the straight-line method over their estimated useful life which was increased from 20 years to 34 years effective January 14, 1998.

Major Maintenance - Effective January 14, 1998, maintenance expenses are accrued for certain identified major maintenance and repair items related to the Partnerships' facilities. The expenses are accrued ratably over each major maintenance cycle. The amounts accrued relate to maintenance costs required for the equipment to operate over its depreciable life. For the periods ended December 31, 1999 and 1998, the Partnerships recorded major maintenance expense of $5.1 million and $2.8 million, respectively. At December 31, 1999 and 1998, the Partnerships had $3.3 million and $4.1 million of accrued major maintenance, respectively.

Inventories - Fuel inventories consist of natural gas and fuel oil and are stated at the lower of cost, determined on an average cost basis, or market. Prior to January 14, 1998, inventories were determined on a first-in, first-out (FIFO) basis. The change did not have a significant impact on the financial statements. Spare parts inventories consist primarily of spare parts purchased from the previous O&M provider. Spare parts inventories are stated at lower of cost or market and are determined by specific identification.

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

O&M Contracts - Effective January 14, 1998, O&M contracts which were determined to be in excess of prevailing rates for similar contracts were adjusted as a result of applying the purchase method of accounting mentioned above. The O&M contracts were initially assigned a value of $18.7 million.
For the period ended December 31, 1998, the Partnerships recorded $4.5 million of amortization expense for the O&M contracts. Effective December 31, 1998, the O&M contracts between the previous O&M provider and the Partnerships were terminated by mutual consent of both parties and the payment of $10 million to the previous O&M provider. See Note 7 - Commitments and Contingencies -
O&M of the Cogeneration Facilities for further disclosure on the O&M contracts.

Interest Rate Swaps - Interest rate swaps that do not qualify for hedge accounting are recorded at fair value, with changes in the fair value recognized currently in income as adjustments to interest expense. See Note 6 for further disclosure regarding interest rate swap agreements.

Natural Gas Hedging Instruments - Periodic settlements on natural gas swap agreements are recognized as adjustments to fuel costs at monthly settlement dates. Purchases of natural gas under forward purchase agreements are accounted for as fuel costs at their contract price at delivery. See Note 6 for further disclosure regarding natural gas hedging instruments.

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

Accounting for Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Registrants are currently assessing the effect, if any, on their financial statements of implementing FAS 133. The Registrants will be required to adopt FAS 133 beginning in 2001.

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

3. Cogeneration Facilities, Power Purchase Agreements and Carbon Dioxide Facility Power Purchase Agreements - In 1986, NEA entered into five power purchase agreements with three Massachusetts utilities to sell approximately 290 mw at initial floor prices per kwh subject to adjustment based on actual volumes purchased, escalation factors and other conditions. Performance under certain of these agreements is secured by a second mortgage on the NEA facility. In 1987, NJEA entered into an agreement with a New Jersey utility to sell 250 mw at an initial fixed price per kwh subject to adjustments, as defined in the agreement. These power purchase agreements have initial terms with expiration dates ranging from 2011 to 2021. The majority of the Partnerships' power sales to utilities are generated through these agreements. As such, the Partnerships are directly affected by changes in the power generation industry. Substantially all of the Partnerships' accounts receivable are with these utilities. The Partnerships do not require collateral or other security to support their receivables. However, management does not believe significant credit risk exists at December 31, 1999.

For the years ended December 31, 1999, 1998 and 1997, power sale revenues from two different utilities accounted for approximately 45% and 41%, 47% and 40% and 46% and 40%, respectively, of total revenues.

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

Energy Bank Balances - Certain of the power purchase agreements require the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. Some of the energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, remaining amounts recorded in the energy banks will be required to be repaid. Energy bank balances are partially secured by letters of credit (see Note 7 - Energy Bank and Loan Collateral).

Steam Sales Agreements and Carbon Dioxide Facility - In order for the Partnerships' facilities to maintain qualifying facility status, the facilities are required to generate five percent of the thermal energy produced for sale to unrelated third parties. In 1990, NEA entered into an amended and restated steam sales agreement with a processor and seller of carbon dioxide. The amended and restated NEA steam sales agreement extends for the same terms as the carbon dioxide facility's lease, with automatic extension for any renewal period under the carbon dioxide facility's lease. Pursuant to the steam sales agreement, NEA sells a portion of the steam generated by the NEA facility at a price that fluctuates based on changes in the price of a specified grade of fuel oil. In conjunction with this contract, NEA constructed the carbon dioxide facility and, in 1989, entered into a 16-year agreement to lease the facility to the steam user. Base rent under the lease is $100,000 per month, adjusted by the operating results of the facility as outlined in the lease agreement. Additionally, NEA pays the steam user $100,000 annually for administrative services rendered related to the operation of the carbon dioxide facility.

In 1989, NJEA entered into a 20-year steam sales agreement with a steam user adjacent to the NJEA facility. Under this agreement, NJEA sells a quantity of steam at a floor price that can increase based on changes in prices of coal. This agreement automatically renews for two consecutive five-year terms unless either party gives notice not to renew two years before the expiration of each of the prior terms.

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

With the exception of the PSE&G arrangement, all of the Partnerships' long-term contractual arrangements call for monthly demand charge payments. These demand charge payments reserve certain pipeline transportation capacity and are made regardless of the Partnerships' specified fuel requirements in any month and regardless of whether the Partnerships utilize the capacity reserved. These demand charges totaled approximately $43 million, $46 million and $46 million for the years ended December 31, 1999, 1998 and 1997, respectively. Total payments under such contracts were approximately $126.9 million, $125.4 million and $112.5 million in 1999, 1998 and 1997, respectively, inclusive of demand charges. Total charges under the contract with PSE&G, including transportation costs, during 1999, 1998 and 1997, were approximately $27.0 million, $24.6 million and $28.1 million, respectively. In the event the available capacity under these agreements is not utilized by the operations of the facilities, the Partnerships have the opportunity under certain of these contractual arrangements to sell unused capacity to third parties, but have not yet done so. NEA's facility also has the capability to burn No. 2 fuel oil which is stored on site for contingency supply.

4.  Loans Payable

Funding Corp. - The proceeds from the Funding Corp. Securities were used to make loans to the Partnerships and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. The Funding Corp. has borrowings outstanding as follows:

												December 31,
											    1999           1998
8.43% Senior Secured Notes Due 2000 ................................................    $ 26,333,000   $ 49,844,000
9.16% Senior Secured Notes Due 2002 ................................................      31,500,000     31,500,000
9.32% Senior Secured Bonds Due 2007 ................................................     215,740,000    215,740,000
9.77% Senior Secured Bonds Due 2010 ................................................     171,640,000    171,640,000
  Total long-term debt .............................................................     445,213,000    468,724,000
    Less current maturities ........................................................      26,333,000     23,511,000
    Long-term debt, excluding current maturities ...................................    $418,880,000   $445,213,000


Interest on the Funding Corp. Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2000 .................................................. $ 26,333,000
2001 .................................................. $ 20,160,000
2002 .................................................. $ 22,688,000
2003 .................................................. $ 23,818,000
2004 .................................................. $ 28,564,000
Thereafter ............................................ $323,650,000

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

Under the terms of a previous loan and credit agreement, the Partnerships were required to enter into interest rate swap agreements providing for the payments on a notional principal amount to be made by the Partnerships at fixed interest rates, in exchange for payments to be made by such financial institutions at floating interest rates. As a result of the repayment of such loans with the proceeds of the Funding Corp. Securities, the original interest swap agreements no longer qualified for hedge accounting and were recorded at fair value at December 31, 1998. The swaps expired during 1999. Changes in fair value are recognized in the statements of operations for the periods ended December 31, 1999, 1998 and 1997.

Acquisition Corp. - During 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011 (Acquisition Corp. Securities) for the purpose of reimbursing certain partners of NE LP for a portion of $545 million in equity contributions used to acquire the Partnerships. The proceeds from the Acquisition Corp. Securities were loaned to NE LP, evidenced by a promissory note. Interest on the Acquisition Corp. Securities is payable semiannually on each June 30 and December 30. Principal repayments are made annually commencing on June 30, 2002 and are in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2002 .................................................. $  8,800,000
2003 .................................................. $  8,800,000
2004 .................................................. $  8,800,000
Thereafter ............................................ $193,600,000

The Acquisition Corp. Securities are subject to optional redemption after June 30, 2008 at the redemption prices set forth in the trust indenture and are subject to extraordinary mandatory redemption at a redemption price of 100% of the principal amount thereof in certain limited circumstances as defined in the trust indenture.

The Acquisition Corp. Securities are unconditionally guaranteed by NE LP and are payable solely from payments to be made by NE LP under the promissory note and bond guaranty. NE LP's obligations to make payments under the promissory note are nonrecourse to the direct and indirect owners of NE LP. Payments with respect to the promissory note and, therefore, in respect of the Acquisition Corp. Securities will be effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships, including the guarantee by the Partnerships of their indebtedness. Repayment of the Acquisition Corp. Securities is guaranteed by all interests in the Partnerships. The Acquisition Corp. Securities will rank senior to all subordinated indebtedness and rank evenly with all senior indebtedness that the Acquisition Corp. incurs in the future.


5.  Related Party Information

Administrative Services Agreement - NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement expires in 2018, provides for fees of a minimum of $600 thousand per year, subject to certain adjustments, and reimburses costs and expenses of performing services. For the periods ended December 31, 1999 and 1998, the Partnerships incurred $782 thousand and $765 thousand under the agreement, respectively.

O&M Agreements - NE LP and an entity related to FPL Energy have entered into operations and maintenance agreements that provide for the O&M of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $750 thousand per year, subject to certain adjustments, for each Partnership and reimburse costs and expenses of performing services. For the periods ended December 31, 1999 and 1998, the Partnerships incurred $1.5 million under the agreements. See Note 7 - O&M of the Cogeneration Facilities.

Fuel Management Agreements - NE LP and an entity related to FPL Energy have entered into fuel management agreements that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements expire in 2023, provide for fees of a minimum of $450 thousand per year, subject to certain adjustments, for each Partnership and reimburse costs and expenses of performing services. For the periods ended December 31, 1999 and 1998, the Partnerships incurred $896 thousand and $881 thousand under the agreements, respectively.

The Partnerships pay a management fee to NE LP in an amount equal to the administrative services, operations and maintenance and fuel management agreements mentioned above.

Accrued expenses under the administrative services, O&M and fuel management agreements were $473 thousand at December 31, 1999 and 1998. The average balances due to related parties did not vary materially from these amounts. Additionally, power sales to an entity related to FPL Energy were $2.5 million and $1.1 million for the years ended December 31, 1999 and 1998, respectively.

For the year ended December 31, 1997, certain expenses were paid by IEC and subsequently reimbursed by the Partnerships. Payments made by IEC for the year ended December 31, 1997 were $5.0 million. Reimbursements made by the Partnerships to IEC were $4.9 million for the year ended December 31, 1997.

6.  Financial Instruments

The Partnerships have made use of derivative financial instruments to hedge their exposure to fluctuations in both interest rates and the price of natural gas.

Under the terms of a previous loan and credit agreement, the Partnerships were required to enter into fixed interest rate swap agreements as a means of managing exposure to the variable rate of interest of those borrowings. In conjunction with the refinancing of those borrowings, the Partnerships entered into counter-swap agreements so that the Partnerships would no longer be exposed to changes in interest rates. The notional amount of these interest rate swap agreements was $0 and $5.5 million at December 31, 1999 and 1998, respectively. The notional amount indicates the size of the transaction entered into, not the Partnerships exposure to loss. Changes in fair value from the interest rate swap agreements which are recognized in the statements of operations were $191 thousand, $697 thousand and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To mitigate the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships mitigate their risk associated with purchases of natural gas through the use of natural gas swap agreements that require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas. The contract amount of these agreements was 4.3 million MMBtu and 13.4 million MMBtu at December 31, 1999 and 1998, respectively. The net gain included in fuel costs resulting from the gas swap agreements was $2.4 million, $2.5 million and $4.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.


										      December 31,
									  1999                        1998
								 Carrying    Estimated       Carrying    Estimated
								  Amount     Fair Value       Amount     Fair Value
									       (Thousands of Dollars)
Long-term debt of Partnerships/Funding Corp. (a) .............   $445,213    $454,000(b)       $468,724    $574,000(b)
Long-term debt of NE LP/Acquisition Corp. ....................   $220,000    $204,000(b)       $220,000    $250,000(b)
Gas swap agreements of NE LP/the Partnerships ................   $      -    $  1,668(c)       $      -    $    788(c)

(a)  Includes current maturities.
(b)  Based on the borrowing rate currently available for debt instruments with similar terms and average maturities.
(c)  Based on estimated cost to terminate the agreements.

7.  Commitments and Contingencies

Energy Bank and Loan Collateral - Subsequent to the Acquisitions on January 14, 1998, certain credit arrangements were terminated and replaced with new letters of credit and a guaranty to satisfy requirements in certain power purchase agreements. Specifically, new energy bank letters of credit were issued in face amounts of $12.7 million and $54 million. The $12.7 million letter of credit expires on December 31, 2000 and can be drawn upon on one occasion in the event that a certain power purchase agreement has terminated at a time when there is a positive energy bank balance existing in favor of the power purchaser. The $54 million letter of credit expires on December 31, 2000 and can be drawn upon in multiple drawings in the event that a certain power purchase agreement has terminated at the time when there is a positive energy bank balance existing in favor of the power purchaser. The NEA power purchase agreements are also secured by a second mortgage on the NEA cogeneration facilities.

A guaranty was made by a subsidiary of FPL Group, Inc. in favor of the Partnerships' trustee. The guarantor unconditionally and irrevocably guarantees the payment of an amount equal to 50% of the debt service reserve requirement with respect to the Funding Corp. Securities. The guaranty expires on December 31, 2000 and is automatically extended for successive one-year periods unless the guarantor gives notice that it will not renew. Once the new credit arrangements mentioned above were in place, cash of approximately $69.2 million (plus approximately $2.5 million in accrued interest) was released and distributed to the partners. Additionally, new letters of credit were issued in substitution for cash on deposit in Partnership trust accounts and approximately $33.2 million in cash was released and distributed to the partners.

O&M of the Cogeneration Facilities - In 1989, the Partnerships entered into two separate ten-year O&M agreements with an O&M provider (the previous O&M provider) for an aggregate annual consideration of approximately $11.1 million, subject to changes in specified indices. Under these agreements, the Partnerships were required to pay the previous O&M provider a bonus payable annually over the term of the agreements based on operating performance. The Partnerships incurred $16.7 million and $19.7 million for O&M and bonus expenses for the years ended December 31, 1998 and 1997, respectively. Effective December 31, 1998, the O&M contracts between the previous O&M provider and the Partnerships were terminated by mutual consent of both parties. The Partnerships paid the previous O&M provider $10 million in cash to terminate the agreements and recorded a net gain of $4.2 million, the effect of which is reflected in the statement of operations for the period ended December 31, 1998. Additionally, the Partnerships agreed to pay the previous O&M provider a total of $15.6 million, which approximates market value, for spare parts purchased in 1999. An entity related to FPL Energy became the new provider of O&M services for the Partnerships on January 1, 1999. The Partnerships incurred $14.2 million for O&M expense for the year ended December 31, 1999, of which $3.8 million represented salaries paid to the new O&M provider.

Operating Lease - NEA entered into a 26-year operating lease in 1986 for a parcel of land. The lease may be extended for another 25 years at the option of NEA. Lease payments under the operating lease are as follows:

Year ending December 31:
2000 .................................................. $  213,000
2001 .................................................. $  225,000
2002 .................................................. $  237,000
2003 .................................................. $  249,000
2004 .................................................. $  261,000
Thereafter ............................................ $2,250,000

Lease expense under this agreement is recognized on a straight-line levelized basis of approximately $198,000 annually over the lease term.


INDEPENDENT AUDITORS' REPORT



ESI TRACTEBEL FUNDING CORP.:

We have audited the accompanying financial statements of ESI Tractebel Funding Corp. as of December 31, 1999 and 1998, and for the years ended December 31, 1999 and 1998, listed in the accompanying index at Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Funding Corp. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
March 20, 2000


INDEPENDENT AUDITORS' REPORT



ESI TRACTEBEL FUNDING CORP. (FORMERLY IEC FUNDING CORP.):

In our opinion, the statements of operations and of cash flows for the year ended December 31, 1997 (appearing on pages 31 through 34 of this Form 10-K Annual Report) present fairly, in all material respects, the results of operations and cash flows of ESI Tractebel Funding Corp. (formerly IEC Funding Corp.) (the "Company") for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of the Company for any period subsequent to December 31, 1997.


PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 24, 1998


ESI TRACTEBEL FUNDING CORP.
BALANCE SHEETS
(Thousands of Dollars)

												 December 31,
											    1999            1998
ASSETS
Current assets:
  Cash ..............................................................................     $       1       $       1
  Current portion of notes receivable from the Partnerships..........................        26,333          23,511
    Total current assets ............................................................        26,334          23,512

Notes receivable from the Partnerships ..............................................       418,880         445,213

TOTAL ASSETS ........................................................................     $ 445,214       $ 468,725


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of securities payable .............................................     $  26,333       $  23,511

Securities payable ..................................................................       418,880         445,213

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding ......             1               1

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................     $ 445,214       $ 468,725




The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL FUNDING CORP.
STATEMENTS OF OPERATIONS
(Thousands of Dollars)

										    Years Ended December 31,
										1999          1998         1997
Interest income .........................................................     $43,468       $45,327      $47,303
Interest expense ........................................................     (43,468)      (45,327)     (47,303)

NET INCOME ..............................................................     $     -       $     -      $     -




The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL FUNDING CORP.
STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

											  Years Ended December 31,
											 1999       1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................................  $     -    $     -   $     -
  Adjustment to reconcile net income to net cash provided by operating activities:
      Other - net....................................................................        -          -         -
    Net cash provided by operating activities .......................................        -          -         -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments received from the Partnerships..................................   23,510     21,563    24,075
  Principal payments on debt ........................................................  (23,510)   (21,563)  (24,075)
    Net cash provided by financing activities .......................................        -          -         -

Net increase in cash ................................................................        -          -         -
Cash at beginning of period .........................................................        1          1         1
Cash at end of period ...............................................................  $     1    $     1   $     1

Supplemental disclosure of cash flow information:
  Cash paid for interest ............................................................  $ 43,468  $ 45,327   $47,303




The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL FUNDING CORP.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 1999, 1998 and 1997


1.  Nature of Business

ESI Tractebel Funding Corp. (Funding Corp.) is a Delaware corporation established in 1994 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3. On January 14, 1998, the Funding Corp. was acquired by a subsidiary of ESI Energy, LLC (ESI Energy), Tractebel Power, Inc. (Tractebel Power) and Broad Street Contract Services, Inc. (Broad Street) from Intercontinental Energy Corporation (IEC), a Massachusetts corporation. Broad Street participates for the purpose of providing an independent director and has no economic interests. The Funding Corp. changed its name from IEC Funding Corp. to its current name concurrent with and related to its acquisition. The Funding Corp. acts as agent of Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership (combined, the Partnerships) with respect to the securities and holds itself out as agent of the Partnerships in all dealings with third parties relating to the securities. The Partnerships, owners of electric power generation stations in the northeastern United States, are owned indirectly by subsidiaries of ESI Energy and Tractebel Power.

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

												December 31,
											    1999           1998
8.43% Senior Secured Notes Due 2000 ................................................    $ 26,333,000   $ 49,844,000
9.16% Senior Secured Notes Due 2002 ................................................      31,500,000     31,500,000
9.32% Senior Secured Bonds Due 2007 ................................................     215,740,000    215,740,000
9.77% Senior Secured Bonds Due 2010 ................................................     171,640,000    171,640,000
  Total long-term debt .............................................................     445,213,000    468,724,000
    Less current maturities ........................................................      26,333,000     23,511,000
    Long-term debt, excluding current maturities ...................................    $418,880,000   $445,213,000


Interest on the Funding Corp. Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2000 .................................................. $ 26,333,000
2001 .................................................. $ 20,160,000
2002 .................................................. $ 22,688,000
2003 .................................................. $ 23,818,000
2004 .................................................. $ 28,564,000
Thereafter ............................................ $323,650,000

The Securities are not subject to optional redemption but are subject to mandatory redemption in certain limited circumstances involving the occurrence of an event of loss, as defined in the trust indenture, for which the Partnerships fail to or are unable to restore a facility.

The Securities are unconditionally guaranteed, jointly and severally, by the Partnerships and are secured by a lien on, and a security interest in, substantially all of the assets of the Partnerships. The Partnerships are jointly and severally required to make scheduled payments on the notes on dates and in amounts identical to the scheduled payments of principal and interest on the Securities. The Securities, the guarantees thereon provided by the Partnerships and the notes are nonrecourse to the partners and are payable solely from the collateral pledged as security.

The trust indenture governing the Securities contains certain restrictions on certain activities of the Partnerships, including the incurrence of additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements, the use of proceeds from the issuance of the Securities and the execution of mergers, consolidations and sales of assets.


4.  Financial Instruments

The estimated fair value of the Securities and the notes receivable from the Partnerships at December 31, 1999 and 1998 was $454 million and $574 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.


INDEPENDENT AUDITORS' REPORT



ESI TRACTEBEL ACQUISITION CORP.:

We have audited the accompanying financial statements of ESI Tractebel Acquisition Corp. as of December 31, 1999 and 1998, and for the year ended December 31, 1999 and the period from January 12, 1998 (Date of Formation) to December 31, 1998, listed in the accompanying index at Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Acquisition Corp. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and the period from January 12, 1998 (Date of Formation) to December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
March 20, 2000


ESI TRACTEBEL ACQUISITION CORP.
BALANCE SHEETS
(Thousands of Dollars)

												  December 31,
 .
											      1999           1998
ASSETS
Due from NE LP .......................................................................      $    152       $    152
Note receivable from NE LP ...........................................................       220,000        220,000

TOTAL ASSETS .........................................................................      $220,152       $220,152


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Income taxes payable ...............................................................      $      9       $      4

Deferred credit - interest rate hedge ................................................           126            140
Securities payable ...................................................................       220,000        220,000

Stockholders' equity:
  Common stock, $.10 par value, 100 shares authorized, 20 shares issued ..............             -              -
  Subscriptions receivable ...........................................................             -              -
  Retained earnings ..................................................................            17              8

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................      $220,152       $220,152




The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(Thousands of Dollars)

												    Period From
									       Year Ended         January 12, 1998
									      December 31,      (Date of Formation)
										  1999          to December 31, 1998
Interest income ...........................................................     $ 17,578               $ 15,182
Interest expense ..........................................................      (17,564)               (15,170)
Income before income taxes ................................................           14                     12
Income tax expense ........................................................           (5)                    (4)

NET INCOME ................................................................     $      9               $      8




The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

												    Period From
										Year Ended       January 12, 1998
										December 31,    (Date of Formation)
										    1999        to December 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................................     $      9            $       8
  Adjustment to reconcile net income to net cash provided by operating activities:
      Other - net............................................................           (9)                  (8)
    Net cash provided by operating activities ...............................            -                    -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan to NE LP .............................................................            -             (215,202)
    Net cash used in investing activities ...................................            -             (215,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt securities ...............................................            -              215,050
  Proceeds from interest rate hedge .........................................            -                  152
    Net cash provided by financing activities ...............................            -              215,202

Net increase in cash ........................................................            -                    -
Cash at beginning of period .................................................            -                    -
Cash at end of period .......................................................     $      -            $       -

Supplemental disclosure of cash flow information:
  Cash paid for interest ....................................................     $ 17,578            $  15,182




The accompanying notes are an integral part of these financial statements.


 ESI TRACTEBEL ACQUISITION CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Thousands of Dollars)

							       Common   Subscriptions  Retained  Stockholders'
							       Stock      Receivable   Earnings     Equity
Issuance of common stock ................................      $    -       $    -       $    -     $    -
Stock subscriptions .....................................           -            -            -          -
Net income ..............................................           -            -            8          8
Balances, December 31, 1998 .............................           -            -            8          8
Net income ..............................................           -            -            9          9
Balances, December 31, 1999 .............................      $    -       $    -       $   17     $   17




The accompanying notes are an integral part of these financial statements.


ESI TRACTEBEL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
Year Ended December 31, 1999
Period Ended December 31, 1998


1.  Nature of Business

ESI Tractebel Acquisition Corp. (Acquisition Corp.) is a Delaware corporation established on January 12, 1998 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy, LLC (ESI Energy) and by a subsidiary of Tractebel Power, Inc. (Tractebel Power). The Acquisition Corp. acts as agent of Northeast Energy, LP (NE LP) with respect to the securities and holds itself out as agent of NE LP in all dealings with third parties relating to the securities. NE LP is a Delaware limited partnership that was established on November 21, 1997 for the purpose of acquiring ownership interests in two electric power generation stations in the northeastern United States (the Partnerships). NE LP is also owned by subsidiaries of ESI Energy and Tractebel Power.

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

3. The Securities

On February 12, 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011 (Securities). The proceeds from the Securities were loaned to NE LP, evidenced by a promissory note, for the purpose of reimbursing certain partners of NE LP for a portion of $545 million in equity contributions used to acquire the Partnerships. The Securities are unconditionally guaranteed by NE LP. Borrowings outstanding at December 31, 1999 were $220 million.

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made annually commencing on June 30, 2002 and are in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2002 ...............................................  $  8,800,000
2003 ...............................................  $  8,800,000
2004 ...............................................  $  8,800,000
Thereafter .........................................  $193,600,000

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

4.  Financial Instruments

In January 1998, the Acquisition Corp. entered into a fixed interest rate financial instrument to hedge its exposure to fluctuations in the interest rate associated with the placement of originally issued securities. The financial instrument was settled on February 17, 1998 and qualified for hedge accounting. The gain resulting from the hedge was $152 thousand and is being amortized into income using the effective interest method. The balances of the deferred gain were $126 thousand and $140 thousand as of December 31, 1999 and 1998, respectively.

The estimated fair value of the Securities and the note receivable from NE LP at December 31, 1999 and 1998 was $204 million and $250 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.


5.  Stockholders' Equity

On January 12, 1998 (Date of Formation), the Acquisition Corp. received stock subscriptions and subsequently issued 20 shares of common stock, par value $.10.

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

None.

PART III

Item 10. Directors and Executive Officers of the Registrants

Management Committee of NE LP and the Partnerships

Nathan E. Hanson. Mr. Hanson, 35, is director of business management. He was appointed to the NE LP Management Committee by ESI GP in March 2000. He was formerly operations manager for Intercontinental Energy Corporation from 1995 to 1998.

Eric M. Heggeseth. Mr. Heggeseth, 47, is vice president of Tractebel Power. He was appointed to the NE LP Management Committee by Tractebel GP in March 1998.

John J. O'Rourke. Mr. O'Rourke, 45, is regional director of business management. He was appointed to the NE LP Management Committee by ESI GP in March 2000.

Werner E. Schattner. Mr. Schattner, 54, is executive vice president of Tractebel Power. He was appointed to the NE LP Management Committee by Tractebel GP in January 1998.

Directors of the Funding Corp. and the Acquisition Corp.

Eric M. Heggeseth. Mr. Heggeseth, 47, is vice president of Tractebel Power. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.

Werner E. Schattner. Mr. Schattner, 54, is executive vice president of Tractebel Power. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.

Glenn E. Smith. Mr. Smith, 42, is senior vice president of project development of FPL Energy. He was formerly director of project development for Nations Energy Corporation from May 1995 to June 1997. Prior to that, Mr. Smith was vice president of BOT Financial Corp. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.

Edward F. Tancer. Mr. Tancer, 39, is assistant secretary of FPL Energy and senior attorney of FPL. He has been a director of the Funding Corp. and the Acquisition Corp. since March 2000.

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

NE LP:
General Partnership Interest                  ESI GP(1)               General Partner in NE LP       1%GP

General Partnership Interest                  Tractebel GP(2)         General Partner in NE LP       1%GP

Limited Partnership Interest                  ESI LP(1)               Limited Partner in NE LP      49%LP

Limited Partnership Interest                  Tractebel LP(2)         Limited Partner in NE LP      49%LP

(1)  The address for each of NE LP, NE LLC, ESI GP and ESI LP is c/o FPL Energy, LLC, 700 Universe Blvd.,
     Juno Beach, Florida 33408.
(2)  The address for each of Tractebel GP and Tractebel LP is c/o Tractebel Power, Inc., 1177 West Loop South,
     Suite 900, Houston, Texas 77027.

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

(1)  The address for ESI Northeast Funding is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408
     and the address for Tractebel Power, Inc. is 1177 West Loop South, Suite 900, Houston, Texas 77027.
(2)  The address for Broad Street is Two Wall Street, New York, New York 10005. Broad Street is a nominee of the
     Trustee and its sole purpose is to provide an independent director.

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

(1)  The address for ESI Northeast Acquisition is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach,
     Florida 33408.


Item 13. Certain Relationships and Related Transactions

Administrative Services Agreement. NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement expires in 2018, provides for fees of a minimum of $600 thousand per year, subject to certain adjustments, and reimburses costs and expenses of performing services. For the periods ended December 31, 1999 and 1998, the Partnerships incurred $782 thousand and $765 thousand under the agreement, respectively.

O&M Agreements. NE LP and an entity related to FPL Energy have entered into O&M agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $750 thousand per year, subject to certain adjustments, for each Partnership and reimburse costs and expenses of performing services. For the periods ended December 31, 1999 and 1998, the Partnerships incurred $1.5 million under the agreements.

Fuel Management Agreements. NE LP and an entity related to FPL Energy have entered into fuel management agreements that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements expire in 2023, provide for fees of a minimum of $450 thousand per year, subject to certain adjustments, for each Partnership and reimburse costs and expenses of performing services. For the periods ended December 31, 1999 and 1998, the Partnerships incurred $896 thousand and $881 thousand under the agreements, respectively.

Power Sales. From time to time, FPL Energy's power marketing group will purchase excess power produced by the Partnerships and resell the power to the marketplace. These purchases totaled $2.5 million and $1.1 million in 1999 and 1998, respectively.

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

		  Acquisition Corp.:
		    Independent Auditors' Report - Deloitte & Touche LLP                                  35
		    Balance Sheets                                                                        36
		    Statements of Operations                                                              37
		    Statements of Cash Flows                                                              38
		    Statements of Stockholders' Equity                                                    39
		    Notes to Financial Statements                                                       40-41

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

	       4.3*            Credit Agreement dated as of December 1, 1994, among the Partnerships, each of the
			       institutions referred to therein and Sanwa Bank Limited, New York Branch (Sanwa)

	       4.4*            Collateral Agency Agreement dated as of December 1, 1994 among the Partnerships, the
			       Funding Corp., the Trustee, Sanwa, the Swap Providers (as defined therein) and State
			       Street Bank and Trust Company, as Collateral Agent

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

	       27.5            Financial Data Schedule - Northeast Energy LP

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


ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.




	EDWARD F. TANCER
	Vice President
	(Principal Executive Officer and Director)

Date:  March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.


Signature and Title as of March 27, 2000:




DILEK L. SAMIL
Treasurer
(Principal Financial and Principal Accounting Officer)


Directors:




ERIC M. HEGGESETH





WERNER E. SCHATTNER





GLENN E. SMITH


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




	DILEK L. SAMIL
	Vice President and Treasurer of ESI Northeast Energy GP, Inc.
	(Principal Executive, Principal Financial and Principal Accounting Officer and
Director
of ESI Northeast Energy GP, Inc.)

Date:  March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.


Signature and Title as of March 27, 2000:

Director of ESI Northeast Energy GP, Inc.:




GLENN E. SMITH