Form 10-Q
period 2000-03-31
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2000-05-05
CIK 934665, 934666, 934667, 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549


				    FORM 10-Q


	  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	       For the quarterly period ended March 31, 2000


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


		     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2000, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of March 31, 2000, there were issued 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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



       SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
			   REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), ESI Tractebel Funding Corp. (Funding Corp.), Northeast Energy Associates, A Limited Partnership (NEA) and North Jersey Energy Associates, A Limited Partnership (NJEA) (collectively, the Partnerships), ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP) (all five entities collectively, the Registrants) are hereby filing cautionary statements identifying important factors that could cause the Registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Registrants in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Registrants.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in laws or regulations, changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission and the Public Utility Regulatory Policies Act of 1978, as amended, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, and present or prospective competition.

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



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

											March 31,      December 31,
											  2000             1999
ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $   67,215      $   33,085
  Accounts receivable ..............................................................       40,928          32,332
  Due from related party ...........................................................           22             152
  Spare parts inventories ..........................................................        9,977           9,977
  Fuel inventories .................................................................          514           4,361
  Prepaid expenses and other current assets ........................................          782             335
    Total current assets ...........................................................      119,438          80,242

Non-current assets:
  Deferred debt issuance costs (net of accumulated amortization of $1,337 and
    $1,179, respectively) ..........................................................        5,623           5,781
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $48,271 and $42,807, respectively) .............................      465,401         470,851
  Power purchase agreements (net of accumulated amortization of $112,920 and
    and $99,811, respectively) .....................................................      775,836         788,945
  Other assets .....................................................................           37              39
    Total non-current assets .......................................................    1,246,897       1,265,616

TOTAL ASSETS .......................................................................   $1,366,335      $1,345,858


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. .............................   $   26,333      $   26,333
  Accounts payable .................................................................       16,163          16,745
  Accrued interest payable .........................................................       14,891               -
  Due to related parties ...........................................................        4,522           1,306
  Other accrued expenses ...........................................................        7,610           6,974
    Total current liabilities ......................................................       69,519          51,358

Non-current liabilities:
  Deferred credit - fuel contracts .................................................      287,369         292,581
  Notes payable - the Funding Corp. ................................................      418,880         418,880
  Note payable - the Acquisition Corp. .............................................      220,000         220,000
  Amounts due utilities for energy bank balances ...................................      166,872         168,885
    Total non-current liabilities ..................................................    1,093,121       1,100,346

Partners' equity:
  General partners .................................................................        4,074           3,882
  Limited partners .................................................................      199,621         190,272
    Total partners' equity .........................................................      203,695         194,154

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY .............................................   $1,366,335      $1,345,858

This report should be read in conjunction with the Notes to Consolidated Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (1999 Form 10-K) for NE LP.




NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

					     Three Months Ended March 31,
						  2000          1999

REVENUES ................................      $ 90,102      $ 90,332

COSTS AND EXPENSES:
  Fuel ..................................        37,120        35,540
  Operations and maintenance ............         3,516         3,928
  Depreciation and amortization .........        18,573        18,272
  General and administrative ............         2,286         2,335
    Total costs and expenses ............        61,495        60,075

OPERATING INCOME ........................        28,607        30,257

OTHER EXPENSE (INCOME):
  Amortization of debt issuance costs ...           157           158
  Interest expense ......................        19,239        19,774
  Interest income .......................          (330)         (464)
    Total other expense - net ...........        19,066        19,468

NET INCOME...............................      $  9,541      $ 10,789

This report should be read in conjunction with the Notes to Consolidated Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NE LP.




NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

					       Three Months Ended March 31,
						     2000         1999

NET CASH PROVIDED BY OPERATING ACTIVITIES ...     $  34,130     $ 25,020

CASH FLOWS FROM INVESTING ACTIVITIES ........             -            -

CASH FLOWS FROM FINANCING ACTIVITIES ........             -            -

Net increase in cash and cash equivalents ...        34,130       25,020
Cash and cash equivalents at beginning of period     33,085       36,038
Cash and cash equivalents at end of period ..     $  67,215     $ 61,058

This report should be read in conjunction with the Notes to Consolidated Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NE LP.




NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)


											   March 31,    December 31,
											     2000          1999
ASSETS
Current assets:
  Cash and cash equivalents .........................................................     $   66,233    $   32,144
  Accounts receivable ...............................................................         40,928        32,332
  Due from related party ............................................................             22           152
  Spare parts inventories ...........................................................          9,977         9,977
  Fuel inventories ..................................................................            514         4,361
  Prepaid expenses and other current assets .........................................            782           301
    Total current assets ............................................................        118,456        79,267

Non-current assets:
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $48,271 and $42,807, respectively) ..............................        465,401       470,851
  Power purchase agreements (net of accumulated amortization of $112,920 and
    $99,811, respectively) ..........................................................        775,836       788,945
  Other assets ......................................................................             37            39
    Total non-current assets ........................................................      1,241,274     1,259,835

TOTAL ASSETS ........................................................................     $1,359,730    $1,339,102


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. ..............................     $   26,333    $   26,333
  Accounts payable ..................................................................         16,163        16,745
  Accrued interest payable ..........................................................         10,496             -
  Due to related parties ............................................................          4,383         1,167
  Other accrued expenses ............................................................          7,610         6,974
    Total current liabilities .......................................................         64,985        51,219

Non-current liabilities:
  Deferred credit - fuel contracts ..................................................        287,369       292,581
  Notes payable - the Funding Corp. .................................................        418,880       418,880
  Amounts due utilities for energy bank balances ....................................        166,872       168,885
    Total non-current liabilities ...................................................        873,121       880,346

Partners' equity:
  General partner ...................................................................          4,216         4,075
  Limited partners ..................................................................        417,408       403,462
    Total partners' equity ..........................................................        421,624       407,537

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY ..............................................     $1,359,730    $1,339,102

This report should be read in conjunction with the Notes to Combined Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NEA and NJEA.




NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

					     Three Months Ended March 31,
						  2000          1999

REVENUES .................................     $ 90,102      $ 90,332

COSTS AND EXPENSES:
  Fuel ..................................        37,120        35,540
  Operations and maintenance ............         3,516         3,928
  Depreciation and amortization .........        18,573        18,272
  General and administrative ............         2,286         2,335
    Total costs and expenses ............        61,495        60,075

OPERATING INCOME ........................        28,607        30,257

OTHER EXPENSE (INCOME):
  Interest expense ......................        14,843        15,379
  Interest income .......................          (323)         (428)
    Total other expense - net ...........        14,520        14,951

NET INCOME...............................      $ 14,087      $ 15,306

This report should be read in conjunction with the Notes to Combined Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NEA and NJEA.




NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)


						 Three Months Ended March 31,
						      2000         1999

NET CASH PROVIDED BY OPERATING ACTIVITIES ...     $  34,089     $ 24,983

CASH FLOWS FROM INVESTING ACTIVITIES ........             -            -

CASH FLOWS FROM FINANCING ACTIVITIES ........             -            -

Net increase in cash and cash equivalents ...        34,089       24,983
Cash and cash equivalents at beginning of period     32,144       35,152
Cash and cash equivalents at end of period ..     $  66,233     $ 60,135

This report should be read in conjunction with the Notes to Combined Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NEA and NJEA.


ESI TRACTEBEL FUNDING CORP.

BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

											  March 31,   December 31,
											    2000          1999
ASSETS
Current assets:
  Cash ..............................................................................     $       1      $       1
  Interest receivable from the Partnerships .........................................        10,496              -
  Current portion of notes receivable from the Partnerships .........................        26,333         26,333
    Total current assets ............................................................        36,830         26,334

Notes receivable from the Partnerships ..............................................       418,880        418,880

TOTAL ASSETS ........................................................................     $ 455,710      $ 445,214


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of securities payable .............................................     $  26,333      $  26,333
  Accrued interest ..................................................................        10,496              -
    Total current liabilities .......................................................        36,829         26,333

Securities payable ..................................................................       418,880        418,880

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding ......             1              1

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................     $ 455,710      $ 445,214


STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)


					Three Months Ended March 31,
					     2000          1999

Interest income .....................     $ 10,496       $ 10,991
Interest expense ....................      (10,496)       (10,991)

NET INCOME ..........................     $      -       $      -

These reports should be read in conjunction with the Notes to Financial Statements on page 11 herein and the Notes to Financial Statements appearing in the 1999 Form 10-K for the Funding Corp.





ESI TRACTEBEL ACQUISITION CORP.

BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

											   March 31,    December 31,
											      2000          1999
ASSETS
Current assets:
  Interest receivable from NE LP......................................................      $  4,396       $      -

Due from NE LP .......................................................................           152            152
Note receivable from NE LP ...........................................................       220,000        220,000

TOTAL ASSETS .........................................................................      $224,548       $220,152


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Income taxes payable ...............................................................      $     10       $      9
  Accrued interest ...................................................................         4,396              -
    Total current liabilities ........................................................         4,406              9

Deferred credit - interest rate hedge ................................................           123            126
Securities payable ...................................................................       220,000        220,000

Stockholders' equity:
  Common stock, $.10 par value, 100 shares authorized, 20 shares issued ..............             -              -
  Subscriptions receivable ...........................................................             -              -
  Retained earnings ..................................................................            19             17

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................      $224,548       $220,152


STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

				      Three Months Ended March 31,
					  2000           1999

Interest income ...................    $  4,396       $  4,396
Interest expense ..................      (4,393)        (4,393)
Income before income taxes ........           3              3
Income tax expense ................          (1)            (1)

NET INCOME ........................    $      2       $      2

These reports should be read in conjunction with the Notes to Financial Statements on page 11 herein and the Notes to Financial Statements appearing in the 1999 Form 10-K for the Acquisition Corp.



NORTHEAST ENERGY, LP
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO COMBINED FINANCIAL STATEMENTS
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


The accompanying consolidated financial statements, combined financial statements and financial statements should be read in conjunction with the 1999 Form 10-K for the Registrants. In the opinion of the Registrants' management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The Funding Corp. and the Acquisition Corp. had no cash transactions for the three months ended March 31, 2000 and 1999 and therefore have not presented a statement of cash flows. The results of operations for an interim period may not give a true indication of results for the year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements, Notes to Combined Financial Statements and Notes to Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 1999 Form 10-K for the Registrants. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

NE LP and the Partnerships - Revenues decreased as a result of slightly lower availability at both the Bellingham, MA and Sayreville, NJ facilities. Availability was lower primarily because of a combination of weather conditions and minor forced curtailment. Revenues include power sales to utilities which reflect changes in utility energy bank balances. The changes in the energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense, excluding $5.2 million of deferred credit amortization for fuel contracts for the periods ended March 31, 2000 and 1999, increased primarily as a result of the increased price of natural gas required to fuel the facilities.

Operations and maintenance expense decreased primarily as a result of reduced costs incurred by the new operator of the facilities. The previous operator was retained for January 1999 to allow for the transitioning of the new operator's personnel but at an increased cost when compared to the costs charged by the new operator in January 2000.

Interest expense of NE LP and the Partnerships decreased as a result of decreasing principal balances on the notes payable.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. are scheduled to make semi-annual debt and/or interest payments on June 30 and December 30, 2000. Interest expense for the Funding Corp. decreased as a result of decreasing principal balances on the securities payable.


Liquidity and Capital Resources

The Registrants - Cash flow generated by the Partnerships year to date has been and is expected to remain sufficient for at least the next twelve months to fund operating expenses of the Registrants as well as fund the debt service requirements of the Funding Corp. and the Acquisition Corp.






PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.   Description
     -----------   -----------
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


(b)  Reports On Form 8-K - None


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


Date:  May 5, 2000

			       DILEK L. SAMIL
		   -----------------------------------------
			       Dilek L. Samil
		   Treasurer of ESI Northeast Energy GP, Inc.
		    Treasurer of ESI Tractebel Funding Corp.
		  Treasurer of ESI Tractebel Acquisition Corp.
 (Principal Financial and Principal Accounting Officer of the Registrants )