Form 10-Q
period 2000-06-30
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2000-08-09
CIK 934665, 934666, 934667, 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549


				    FORM 10-Q


	  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	       For the quarterly period ended June 30, 2000


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


		     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2000, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of June 30, 2000, there were issued 20 shares of ESI Tractebel
Acquisition Corp.'s common stock.


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




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)


											June 30,       December 31,
											  2000             1999
ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $   15,695      $   33,085
  Accounts receivable ..............................................................       37,542          32,332
  Due from related party ...........................................................            -             152
  Spare parts inventories ..........................................................       10,030           9,977
  Fuel inventories .................................................................        3,735           4,361
  Prepaid expenses and other current assets ........................................          823             335
    Total current assets ...........................................................       67,825          80,242

Non-current assets:
  Deferred debt issuance costs (net of accumulated amortization of $1,495 and
    $1,179, respectively) ..........................................................        5,465           5,781
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $53,734 and $42,807, respectively) .............................      460,037         470,851
  Power purchase agreements (net of accumulated amortization of $126,029 and
    and $99,811, respectively) .....................................................      762,727         788,945
  Other assets .....................................................................           66              39
    Total non-current assets .......................................................    1,228,295       1,265,616

TOTAL ASSETS .......................................................................   $1,296,120      $1,345,858


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. .............................   $   23,247      $   26,333
  Accounts payable .................................................................       14,527          16,745
  Due to related parties ...........................................................        7,121           1,306
  Other accrued expenses ...........................................................       10,126           6,974
    Total current liabilities ......................................................       55,021          51,358

Non-current liabilities:
  Deferred credit - fuel contracts .................................................      282,157         292,581
  Notes payable - the Funding Corp. ................................................      408,800         418,880
  Note payable - the Acquisition Corp. .............................................      220,000         220,000
  Amounts due utilities for energy bank balances ...................................      166,016         168,885
    Total non-current liabilities ..................................................    1,076,973       1,100,346

Partners' equity:
  General partners .................................................................        3,282           3,882
  Limited partners .................................................................      160,844         190,272
    Total partners' equity .........................................................      164,126         194,154

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY .............................................   $1,296,120      $1,345,858

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




NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

						Three Months Ended June 30,      Six Months Ended June 30,
						     2000        1999                2000         1999
REVENUES ..................................        $74,949     $79,179             $165,051     $169,511

COSTS AND EXPENSES:
  Fuel ....................................         34,570      28,283               71,690       63,823
  Operations and maintenance ..............          3,912       3,205                7,428        7,133
  Depreciation and amortization ...........         18,568      18,270               37,141       36,542
  General and administrative ..............          1,994       2,157                4,280        4,492
    Total costs and expenses ..............         59,044      51,915              120,539      111,990

OPERATING INCOME ..........................         15,905      27,264               44,512       57,521

OTHER EXPENSE (INCOME):
  Amortization of debt issue costs.........            159         160                  316          317
  Interest expense ........................         19,294      19,837               38,533       39,612
  Interest income .........................         (1,022)       (643)              (1,352)      (1,107)
    Total other expense - net .............         18,431      19,354               37,497       38,822

NET INCOME (LOSS) .........................        $(2,526)    $ 7,910             $  7,015     $ 18,699

This report should be read in conjunction with the Notes to Consolidated Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NE LP.





NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)


											  Six Months Ended June 30,
											       2000         1999
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................     $  32,948     $ 29,244

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................          (129)         (63)
    Net cash used in investing activities .............................................          (129)         (63)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on the Funding Corp. notes ........................................       (13,166)     (11,755)
  Distributions to partners ...........................................................       (37,043)     (35,323)
    Net cash used in financing activities .............................................       (50,209)     (47,078)

Net decrease in cash and cash equivalents .............................................       (17,390)     (17,897)
Cash and cash equivalents at beginning of period ......................................        33,085       36,038
Cash and cash equivalents at end of period ............................................     $  15,695     $ 18,141

Supplemental disclosure of cash flow information:
  Cash paid for interest ..............................................................     $  29,780     $ 30,933


This report should be read in conjunction with the Notes to Consolidated Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NE LP.





NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEETS
(Thousands of Dollars)


											   June 30,     December 31,
											     2000          1999
ASSETS
Current assets:
  Cash and cash equivalents .........................................................     $   14,703    $   32,144
  Accounts receivable ...............................................................         37,542        32,332
  Due from related party ............................................................              -           152
  Spare parts inventories ...........................................................         10,030         9,977
  Fuel inventories ..................................................................          3,735         4,361
  Prepaid expenses and other current assets .........................................            823           301
    Total current assets ............................................................         66,833        79,267

Non-current assets:
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $53,734 and $42,807, respectively) ..............................        460,037       470,851
  Power purchase agreements (net of accumulated amortization of $126,029 and
    $99,811, respectively) ..........................................................        762,727       788,945
  Other assets ......................................................................             66            39
    Total non-current assets ........................................................      1,222,830     1,259,835

TOTAL ASSETS ........................................................................     $1,289,663    $1,339,102


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. ..............................     $   23,247    $   26,333
  Accounts payable ..................................................................         14,527        16,745
  Due to related parties ............................................................          6,982         1,167
  Other accrued expenses ............................................................         10,126         6,974
    Total current liabilities .......................................................         54,882        51,219

Non-current liabilities:
  Deferred credit - fuel contracts ..................................................        282,157       292,581
  Notes payable - the Funding Corp. .................................................        408,800       418,880
  Amounts due utilities for energy bank balances ....................................        166,016       168,885
    Total non-current liabilities ...................................................        856,973       880,346

Partners' equity:
  General partner ...................................................................          3,778         4,075
  Limited partners ..................................................................        374,030       403,462
    Total partners' equity ..........................................................        377,808       407,537

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY ..............................................     $1,289,663    $1,339,102

This report should be read in conjunction with the Notes to Combined Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NEA and NJEA.





NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)




						Three Months Ended June 30,      Six Months Ended June 30,
						     2000        1999                2000         1999
REVENUES ..................................        $74,949     $79,179             $165,051     $169,511

COSTS AND EXPENSES:
  Fuel ....................................         34,570      28,283               71,690       63,823
  Operations and maintenance ..............          3,912       3,205                7,428        7,133
  Depreciation and amortization ...........         18,568      18,270               37,141       36,542
  General and administrative ..............          1,994       2,152                4,280        4,487
    Total costs and expenses ..............         59,044      51,910              120,539      111,985
OPERATING INCOME ..........................         15,905      27,269               44,512       57,526

OTHER EXPENSE (INCOME):
  Interest expense ........................         14,901      15,441               29,744       30,820
  Interest income .........................         (1,012)       (633)              (1,335)      (1,061)
    Total other expense - net .............         13,889      14,808               28,409       29,759

NET INCOME ................................        $ 2,016     $12,461             $ 16,103     $ 27,767

This report should be read in conjunction with the Notes to Combined Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NEA and NJEA.





NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)





											   Six Months Ended June 30,
											       2000         1999
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................     $  41,686     $ 37,996

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................          (129)         (63)
    Net cash used in investing activities .............................................          (129)         (63)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on the Funding Corp. notes ........................................       (13,166)     (11,755)
  Distributions to partners ...........................................................       (45,832)     (44,017)
    Net cash used in financing activities .............................................       (58,998)     (55,772)

Net decrease in cash and cash equivalents .............................................       (17,441)     (17,839)
Cash and cash equivalents at beginning of period ......................................        32,144       35,152
Cash and cash equivalents at end of period ............................................     $  14,703     $ 17,313

Supplemental disclosure of cash flow information:
  Cash paid for interest ..............................................................     $  20,991     $ 22,144

This report should be read in conjunction with the Notes to Combined Financial Statements on page 11 herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NEA and NJEA.




ESI TRACTEBEL FUNDING CORP.

BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

											  June 30,    December 31,
											    2000          1999
ASSETS
Current assets:
  Cash ..............................................................................     $       1      $       1
  Current portion of notes receivable from the Partnerships .........................        23,247         26,333
    Total current assets ............................................................        23,248         26,334

Notes receivable from the Partnerships ..............................................       408,800        418,880

TOTAL ASSETS ........................................................................     $ 432,048      $ 445,214


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of securities payable .............................................     $  23,247      $  26,333

Securities payable ..................................................................       408,800        418,880

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding ......             1              1

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................     $ 432,048      $ 445,214



STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)


								Three Months Ended           Six Months Ended
								      June 30,                    June 30,
								2000           1999         2000           1999
Interest income ..........................................    $ 10,495       $ 10,990     $ 20,991       $ 21,981
Interest expense .........................................     (10,495)       (10,990)     (20,991)       (21,981)

NET INCOME ...............................................    $      -       $      -     $      -       $      -



STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)


											      Six Months Ended
												  June 30,
											    2000            1999
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................    $       -      $       -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment received from the Partnerships....................................       13,166         11,755
  Principal payment on debt ..........................................................      (13,166)       (11,755)
    Net cash provided by financing activities ........................................            -              -

Net increase in cash .................................................................            -              -
Cash at beginning of period ..........................................................            1              1
Cash at end of period ................................................................    $       1      $       1

Supplemental disclosure of cash flow information:
  Cash paid for interest .............................................................    $  20,991      $  21,981

These reports should be read in conjunction with the Notes to Financial Statements on page 11 herein and the Notes to Financial Statements appearing in the 1999 Form 10-K for the Funding Corp.





ESI TRACTEBEL ACQUISITION CORP.

BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

											    June 30,    December 31,
											      2000          1999
ASSETS
Due from NE LP .......................................................................      $    152       $    152
Note receivable from NE LP ...........................................................       220,000        220,000

TOTAL ASSETS .........................................................................      $220,152       $220,152


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Income taxes payable ...............................................................      $     11       $      9

Deferred credit - interest rate hedge ................................................           120            126
Securities payable ...................................................................       220,000        220,000

Stockholders' equity:
  Common stock, $.10 par value, 100 shares authorized, 20 shares issued ..............             -              -
  Subscriptions receivable ...........................................................             -              -
  Retained earnings ..................................................................            21             17

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................      $220,152       $220,152


STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)


							       Three Months Ended            Six Months Ended
								      June 30,                    June 30,
								2000           1999         2000           1999
Interest income ..........................................    $  4,393       $  4,393     $  8,789       $  8,789
Interest expense .........................................      (4,390)        (4,390)      (8,783)        (8,783)
Income before income taxes.................................          3              3            6              6
Income tax expense ........................................         (1)            (1)          (2)            (2)

NET INCOME ................................................   $      2       $      2     $      4       $      4




STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)



											  Six Months Ended June 30,
											       2000         1999
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................     $       -     $      -

CASH FLOWS FROM INVESTING ACTIVITIES ..................................................             -            -

CASH FLOWS FROM FINANCING ACTIVITIES ..................................................             -            -

Net increase in cash and cash equivalents .............................................             -            -
Cash and cash equivalents at beginning of period ......................................             -            -
Cash and cash equivalents at end of period ............................................     $       -     $      -

Supplemental disclosure of cash flow information:
  Cash paid for interest .............................................................      $   8,789     $  8,789

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

Results of Operations

NE LP and the Partnerships - Revenues for the second quarter and year to date decreased as a result of lower availability at the Bellingham, MA and Sayreville, NJ facilities. Availability was lower primarily because of an eleven day forced outage at the Bellingham, MA facility for transmission interconnect maintenance and upgrades. Revenues include power sales to utilities which reflect changes in utility energy bank balances. The changes in the energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense for the second quarter and year to date (excluding $5.2 million of deferred credit amortization for fuel contracts for the quarters ended June 30, 2000 and 1999 and excluding $10.4 million of deferred credit amortization for fuel contracts for the periods ended June 30, 2000 and
1999) increased primarily as a result of the increased price of natural gas required to fuel the facilities.

Operations and maintenance expense for the second quarter and year to date increased primarily as a result of annual maintenance costs incurred in connection with the operation of the facilities and increased costs associated with the eleven day forced outage mentioned above.

Interest expense of NE LP and the Partnerships for the second quarter and year to date decreased as a result of decreasing principal balances on the notes payable.

The Funding Corp. and the Acquisition Corp. - The Funding Corp. made semi-annual debt principal payments and debt interest payments of $13.2 million and $21.0 million, respectively, in June 2000. The Acquisition Corp. made a semi-annual debt interest payment of $8.8 million in June 2000. Interest expense for the Funding Corp. for the second quarter and year to date decreased as a result of decreasing principal balances on the securities payable.


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


(b)  Reports On Form 8-K - None
</TABLE



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


Date:  August 9, 2000


			      ROBERT L. MCGRATH
			      Robert L. McGrath
		  Treasurer of ESI Northeast Energy GP, Inc.
		   Treasurer of ESI Tractebel Funding Corp.
		 Treasurer of ESI Tractebel Acquisition Corp.
	    (Principal Financial and Principal Accounting Officer
			  of the Registrants )



