Form 10-Q
period 2000-09-30
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2000-11-13
CIK 934665, 934666, 934667, 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549


				    FORM 10-Q


	  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	       OF THE SECURITIES EXCHANGE ACT OF 1934


	       For the quarterly period ended September 30, 2000


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


		     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2000, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of September 30, 2000, there were issued 20 shares of ESI Tractebel Acquisition Corp.'s common stock.


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



			PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

	   NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
		       CONSOLIDATED BALANCE SHEETS
			  (Thousands of Dollars)
			       (Unaudited)

										       September 30,  December 31,
											   2000           1999
ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $   42,037      $   33,085
  Accounts receivable ..............................................................       45,026          32,332
  Due from related party ...........................................................            -             152
  Spare parts inventories ..........................................................       10,953           9,977
  Fuel inventories .................................................................        7,782           4,361
  Prepaid expenses and other current assets ........................................        1,508             335
    Total current assets ...........................................................      107,306          80,242

Non-current assets:
  Deferred debt issuance costs (net of accumulated amortization of $1,653 and
    $1,179, respectively) ..........................................................        5,307           5,781
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $59,198 and $42,807, respectively) .............................      454,688         470,851
  Power purchase agreements (net of accumulated amortization of $139,138
    and $99,811, respectively) .....................................................      749,618         788,945
  Other assets .....................................................................           76              39
    Total non-current assets .......................................................    1,209,689       1,265,616

TOTAL ASSETS .......................................................................   $1,316,995      $1,345,858


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. .............................   $   23,247      $   26,333
  Accounts payable .................................................................       18,495          16,745
  Accrued interest payable .........................................................       14,613               -
  Due to related parties ...........................................................        6,150           1,306
  Other accrued expenses ...........................................................       10,890           6,974
    Total current liabilities ......................................................       73,395          51,358

Non-current liabilities:
  Deferred credit - fuel contracts .................................................      276,946         292,581
  Notes payable - the Funding Corp. ................................................      408,800         418,880
  Note payable - the Acquisition Corp. .............................................      220,000         220,000
  Amounts due utilities for energy bank balances ...................................      164,270         168,885
    Total non-current liabilities ..................................................    1,070,016       1,100,346

Partners' equity:
  General partners .................................................................        3,472           3,882
  Limited partners .................................................................      170,112         190,272
    Total partners' equity .........................................................      173,584         194,154

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY .............................................   $1,316,995      $1,345,858



This report should be read in conjunction with the Notes to Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (1999 Form 10-K) for NE LP.


	   NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
		  CONSOLIDATED STATEMENTS OF OPERATIONS
			 (Thousands of Dollars)
			       (Unaudited)

					     Three Months Ended September 30,  Nine Months Ended September 30,
						     2000        1999                2000         1999
REVENUES ..................................        $90,937     $88,305             $255,988     $257,816

COSTS AND EXPENSES:
  Fuel ....................................         39,603      32,841              111,293       96,664
  Operations and maintenance ..............          2,507       3,506                9,935       10,639
  Depreciation and amortization ...........         18,564      18,269               55,705       54,811
  General and administrative ..............          2,080       2,059                6,360        6,551
    Total costs and expenses ..............         62,754      56,675              183,293      168,665

OPERATING INCOME ..........................         28,183      31,630               72,695       89,151

OTHER EXPENSE (INCOME):
  Amortization of debt issue costs ........            161         157                  477          474
  Interest expense ........................         19,035      19,573               57,568       59,185
  Interest income .........................           (472)       (394)              (1,824)      (1,501)
    Total other expense - net .............         18,724      19,336               56,221       58,158

NET INCOME ................................        $ 9,459     $12,294             $ 16,474     $ 30,993



This report should be read in conjunction with the Notes to Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NE LP.


	   NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
		  CONSOLIDATED STATEMENTS OF CASH FLOWS
			 (Thousands of Dollars)
			      (Unaudited)

										       Nine Months Ended September 30,
											      2000         1999
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................     $ 59,427     $ 55,761

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................         (266)        (103)
    Net cash used in investing activities .............................................         (266)        (103)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on the Funding Corp. notes ........................................      (13,166)     (11,755)
  Distributions to partners ...........................................................      (37,043)     (35,323)
    Net cash used in financing activities .............................................      (50,209)     (47,078)

Net increase in cash and cash equivalents .............................................        8,952        8,580
Cash and cash equivalents at beginning of period ......................................       33,085       36,038
Cash and cash equivalents at end of period ............................................     $ 42,037     $ 44,618

Supplemental disclosure of cash flow information:
  Cash paid for interest ..............................................................     $ 29,780     $ 30,933




This report should be read in conjunction with the Notes to Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NE LP.


	   NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
	    NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
			    COMBINED BALANCE SHEETS
			     (Thousands of Dollars)
				  (Unaudited)

											 September 30,  December 31,
											     2000           1999
ASSETS
Current assets:
  Cash and cash equivalents .........................................................     $   40,950    $   32,144
  Accounts receivable ...............................................................         45,026        32,332
  Due from related party ............................................................              -           152
  Spare parts inventories ...........................................................         10,953         9,977
  Fuel inventories ..................................................................          7,782         4,361
  Prepaid expenses and other current assets .........................................          1,508           301
    Total current assets ............................................................        106,219        79,267

Non-current assets:
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $59,198 and $42,807, respectively) ..............................        454,688       470,851
  Power purchase agreements (net of accumulated amortization of $139,138 and
    $99,811, respectively) ..........................................................        749,618       788,945
  Other assets ......................................................................             76            39
    Total non-current assets ........................................................      1,204,382     1,259,835

TOTAL ASSETS ........................................................................     $1,310,601    $1,339,102


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. ..............................     $   23,247    $   26,333
  Accounts payable ..................................................................         18,495        16,745
  Accrued interest payable ..........................................................         10,218             -
  Due to related parties ............................................................          6,011         1,167
  Other accrued expenses ............................................................         10,890         6,974
    Total current liabilities .......................................................         68,861        51,219

Non-current liabilities:
  Deferred credit - fuel contracts ..................................................        276,946       292,581
  Notes payable - the Funding Corp. .................................................        408,800       418,880
  Amounts due utilities for energy bank balances ....................................        164,270       168,885
    Total non-current liabilities ...................................................        850,016       880,346

Partners' equity:
  General partner ...................................................................          3,917         4,075
  Limited partners ..................................................................        387,807       403,462
    Total partners' equity ..........................................................        391,724       407,537

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND PARTNERS' EQUITY ..............................................     $1,310,601    $1,339,102



This report should be read in conjunction with the Notes to Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NEA and NJEA.


	   NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
	   NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
		     COMBINED STATEMENTS OF OPERATIONS
			   (Thousands of Dollars)
				 (Unaudited)

					     Three Months Ended September 30,  Nine Months Ended September 30,
						     2000        1999                 2000         1999
REVENUES ..................................        $90,937     $88,305              $255,988     $257,816

COSTS AND EXPENSES:
  Fuel ....................................         39,603      32,841               111,293       96,664
  Operations and maintenance ..............          2,507       3,506                 9,935       10,639
  Depreciation and amortization ...........         18,564      18,269                55,705       54,811
  General and administrative ..............          2,080       2,059                 6,360        6,546
    Total costs and expenses ..............         62,754      56,675               183,293      168,660

OPERATING INCOME ..........................         28,183      31,630                72,695       89,156

OTHER EXPENSE (INCOME):
  Interest expense ........................         14,640      15,175                44,384       45,995
  Interest income .........................           (373)       (325)               (1,708)      (1,386)
    Total other expense - net .............         14,267      14,850                42,676       44,609

NET INCOME ................................        $13,916     $16,780              $ 30,019     $ 44,547



This report should be read in conjunction with the Notes to Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NEA and NJEA.


	   NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
	   NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
		     COMBINED STATEMENTS OF CASH FLOWS
			  (Thousands of Dollars)
			       (Unaudited)

										       Nine Months Ended September 30,
											      2000        1999
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................      $68,070     $64,446

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................         (266)       (103)
    Net cash used in investing activities .............................................         (266)       (103)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on the Funding Corp. notes ........................................      (13,166)    (11,755)
  Distributions to partners ...........................................................      (45,832)    (44,017)
    Net cash used in financing activities .............................................      (58,998)    (55,772)

Net increase in cash and cash equivalents .............................................        8,806       8,571
Cash and cash equivalents at beginning of period ......................................       32,144      35,152
Cash and cash equivalents at end of period ............................................      $40,950     $43,723

Supplemental disclosure of cash flow information:
  Cash paid for interest ..............................................................      $20,991     $22,144



This report should be read in conjunction with the Notes to Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 1999 Form 10-K for NEA and NJEA.

			       ESI TRACTEBEL FUNDING CORP.

				     BALANCE SHEETS
				 (Thousands of Dollars)
				      (Unaudited)

											 September 30,  December 31,
											      2000          1999
ASSETS
Current assets:
  Cash ..............................................................................     $       1      $       1
  Interest receivable from the Partnerships .........................................        10,218              -
  Current portion of notes receivable from the Partnerships .........................        23,246         26,333
    Total current assets ............................................................        33,465         26,334

Notes receivable from the Partnerships ..............................................       408,800        418,880

TOTAL ASSETS ........................................................................     $ 442,265      $ 445,214


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of securities payable .............................................     $  23,246      $  26,333
  Accrued interest ..................................................................        10,218              -
      Total current liabilities .....................................................        33,464         26,333

Securities payable ..................................................................       408,800        418,880

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding ......             1              1

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................     $ 442,265      $ 445,214



				STATEMENTS OF OPERATIONS
				 (Thousands of Dollars)
				       (Unaudited)

								Three Months Ended           Nine Months Ended
								   September 30,               September 30,
								2000           1999         2000           1999
Interest income ..........................................    $ 10,218       $ 10,743     $ 31,209       $ 32,725
Interest expense .........................................     (10,218)       (10,743)     (31,209)       (32,725)

NET INCOME ...............................................    $      -       $      -     $      -       $      -



				STATEMENTS OF CASH FLOWS
				 (Thousands of Dollars)
				      (Unaudited)

											      Nine Months Ended
												September 30,
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



These reports should be read in conjunction with the Notes to Financial Statements herein and the Notes to Financial Statements appearing in the 1999 Form 10-K for the Funding Corp.

			       ESI TRACTEBEL ACQUISITION CORP.

					BALANCE SHEETS
				    (Thousands of Dollars)
					  (Unaudited)

											   September 30,  December 31,
											       2000           1999
ASSETS
Interest receivable from NE LP .......................................................      $  4,394       $      -

Non-current assets:
  Due from NE LP .....................................................................           152            152
  Note receivable from NE LP .........................................................       220,000        220,000
    Total non-current assets .........................................................       220,152        220,152

TOTAL ASSETS .........................................................................      $224,546       $220,152


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Income taxes payable ...............................................................      $     12       $      9
  Accrued interest ...................................................................         4,394              -
    Total current liabilities ........................................................         4,406              9

Non-current liabilities:
  Deferred credit - interest rate hedge ..............................................           116            126
  Securities payable .................................................................       220,000        220,000
    Total non-current liabilities ....................................................       220,116        220,126

Stockholders' equity:
  Common stock, $.10 par value, 100 shares authorized, 20 shares issued ..............             -              -
  Subscriptions receivable ...........................................................             -              -
  Retained earnings ..................................................................            24             17

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................      $224,546       $220,152



				STATEMENTS OF OPERATIONS
				 (Thousands of Dollars)
				       (Unaudited)

							       Three Months Ended            Nine Months Ended
								   September 30,                September 30,
								2000            1999         2000          1999
Interest income ..........................................    $  4,395       $  4,395     $ 13,184      $ 13,184
Interest expense .........................................      (4,391)       ( 4,391)     (13,173)      (13,173)
Income before income taxes ...............................           4              4           11            11
Income tax expense .......................................          (1)            (1)          (4)           (4)

NET INCOME ...............................................    $      3       $      3     $      7      $      7



			       STATEMENTS OF CASH FLOWS
				 (Thousands of Dollars)
				     (Unaudited)

										      Nine Months Ended September 30,
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



These reports should be read in conjunction with the Notes to Financial Statements herein and the Notes to Financial Statements appearing in the 1999 Form 10-K for the Acquisition Corp.


	   NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
	   NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
	   NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
		       ESI TRACTEBEL FUNDING CORP.
		     ESI TRACTEBEL ACQUISITION CORP.
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		  NOTES TO COMBINED FINANCIAL STATEMENTS
		       NOTES TO FINANCIAL STATEMENTS
				 (Unaudited)


Item 1. Notes to Financial Statements

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

Results of Operations

NE LP and the Partnerships - Revenues for the third quarter increased primarily as a result of increased energy production and increased power sales to utilities at both the Bellingham, MA and Sayreville, NJ facilities. Revenues year to date decreased primarily as a result of lower availability in the second quarter due to an eleven-day utility outage at the Bellingham, MA facility for transmission interconnect maintenance and upgrades. Revenues include power sales to utilities which reflect changes in utility energy bank balances. The changes in the energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense for the third quarter and year to date (excluding $5.2 million of deferred credit amortization for fuel contracts for the three months ended September 30, 2000 and 1999 and excluding $15.6 million of deferred credit amortization for fuel contracts for the nine months ended September 30, 2000 and 1999) increased primarily as a result of the increased price of natural gas required to fuel the facilities.

Operations and maintenance (O&M) expense for the third quarter and year to date decreased primarily as a result of a $428 thousand gain recognized as a result of settling certain issues that remained following the termination of the previous O&M contracts. The previous O&M contracts were terminated effective December 31, 1998 by mutual consent of the previous operator and the Partnerships. Additionally, for the third quarter and year to date, payroll expense has been reduced as a result of operating the facilities with fewer personnel.

Interest expense of NE LP and the Partnerships for the third quarter and year to date decreased as a result of decreasing principal balances on the notes payable.

The Funding Corp. and the Acquisition Corp. - The Funding Corp. made semi-annual debt principal payments and debt interest payments of $13.2 million and $21.0 million, respectively, in June 2000. The Acquisition Corp. made a semi-annual debt interest payment of $8.8 million in June 2000. Interest expense for the Funding Corp. for the third quarter and year to date decreased as a result of decreasing principal balances on the securities payable.


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


Date:  November 13, 2000


			      ROBERT L. MCGRATH
			      Robert L. McGrath
		   Treasurer of ESI Northeast Energy GP, Inc.
		    Treasurer of ESI Tractebel Funding Corp.
		 Treasurer of ESI Tractebel Acquisition Corp.
   (Principal Financial and Principal Accounting Officer of the Registrants)