Form 10-K
period 2003-12-31
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2004-03-24
CIK 934665, 934666, 934667, 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, State of Organization, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

33-87902	ESI TRACTEBEL FUNDING CORP. (a Delaware corporation)	04-3255377
33-87902-02	NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (a Massachusetts limited partnership)	04-2955642
33-87902-01	NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (a New Jersey limited partnership)	04-2955646
333-52397	ESI TRACTEBEL ACQUISITION CORP. (a Delaware corporation)	65-0827005
333-52397-01	NORTHEAST ENERGY, LP (a Delaware limited partnership)	65-0811248
c/o FPL Energy, LLC 700 Universe Boulevard Juno Beach, Florida 33408 (561) 691-7171
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: 9.32% Senior Secured Bonds due 2007, Series A 9.77% Senior Secured Bonds due 2010, Series A 7.99% Secured Bonds due 2011, Series B

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrants are accelerated filers as defined in Rule 12b-2 of the Securities Exchange Act of 1934.
Yes [ ] No [X]

As of February 29, 2004, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of February 29, 2004, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

DEFINITIONS
Acronyms and defined terms used in the text include the following:
Term	Meaning

Acquisition Corp.	ESI Tractebel Acquisition Corp.
Act	Securities Act of 1933, as amended
avoided cost	the incremental cost to an electric utility of electric energy and/or capacity that, but for the purchase from a qualifying facility, such utility would generate itself or purchase from another source
Boston Edison	Boston Edison Company
Broad Street	Broad Street Contract Services, Inc.
Btu	British thermal units, a unit of energy
cogeneration	power production technology that provides for the sequential generation of two or more useful forms of energy from a single primary fuel source
Commonwealth	Commonwealth Electric Company
ESI Energy	ESI Energy, LLC
ESI GP	ESI Northeast Energy GP, Inc.
ESI LP	ESI Northeast Energy LP, Inc.
ESI Northeast Acquisition	ESI Northeast Energy Acquisition Funding, Inc.
ESI Northeast Funding	ESI Northeast Energy Funding, Inc.
ESI Northeast Fuel	ESI Northeast Fuel Management, Inc.
ETURC	ESI Tractebel Urban Renewal Corporation, previously IEC Urban Renewal Corporation
FAS	Statement of Financial Accounting Standards No.
FERC	Federal Energy Regulatory Commission
FPL	Florida Power & Light Company
FPL Energy	FPL Energy, LLC
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
FPLE Operating Services	FPL Energy Operating Services, Inc.
Funding Corp.	ESI Tractebel Funding Corp., previously IEC Funding Corp.
IEC	Intercontinental Energy Corporation, a Massachusetts corporation
JCP&L	Jersey Central Power & Light Company
kwh	kilowatt-hour
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Montaup	Montaup Electric Company
MMBtu	millions of Btu
mw	megawatt(s)
NE LLC	Northeast Energy, LLC
NE LP	Northeast Energy, LP
NEA	Northeast Energy Associates, a limited partnership
NJEA	North Jersey Energy Associates, a limited partnership
NEPOOL	New England power pool
New England Power	New England Power Company
Note _	Note _ to Consolidated and Combined Financial Statements or Note _ to Financial Statements, as the case may be
O&M	operations and maintenance
Partners	ESI GP and ESI LP together with Tractebel GP and Tractebel LP
Partnerships	NEA together with NJEA
PMI	FPL Energy Power Marketing, Inc.
PJM	PJM Interconnection LLC (Pennsylvania-New Jersey-Maryland power pool)
ProGas	ProGas Limited of Alberta, Canada
PSE&G	Public Service Electric & Gas Company of Newark, New Jersey
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities or QFs	Non-utility power production facilities meeting the requirements of a qualifying facility under PURPA
Reform Act	Private Securities Litigation Reform Act of 1995
Rule 144A	Rule 144A promulgated under the Act
TEMI	Tractebel Energy Marketing, Inc.
Tractebel	Tractebel, Inc.
Tractebel GP	Tractebel Northeast Generation GP, Inc.
Tractebel LP	Tractebel Associates Northeast LP, Inc.
Tractebel Power	Tractebel Power, Inc.
Trustee	State Street Bank and Trust Company, a Massachusetts banking corporation
Westinghouse	Siemens Westinghouse Operating Services Company
Westinghouse Power	Siemens Westinghouse Power Corporation

CAUTIONARY STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the safe harbor provisions of the Reform Act, Funding Corp., NEA and NJEA (collectively, the Partnerships), Acquisition Corp. and NE LP (all five entities collectively, the registrants) are hereby filing cautionary statements identifying important factors that could cause the registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the registrants in this combined Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "believe," "could," "estimated," "may," "plan," "potential," "projection," "target," "outlook") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause the registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of any of the registrants.

Any forward-looking statement speaks only as of the date on which such statement is made, and the registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The following are some important factors that could have a significant impact on the registrants' operations and financial results, and could cause the registrants' actual results or outcomes to differ materially from those discussed in the forward-looking statements:

•

The registrants are subject to changes in laws or regulations, including the PURPA, changing governmental policies and regulatory actions, including those of the FERC, with respect to, but not limited to, acquisition and disposal of assets and facilities, and present or prospective competition.

•

The registrants are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or increase costs. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

The registrants operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. The registrants will need to adapt to these changes and may face increasing competitive pressure.

•

The Partnerships were developed and operated as QFs under PURPA and the regulations promulgated thereunder by the FERC. However, in December 2003, an amended and restated power purchase agreement of NJEA became effective and NJEA no longer operates as a QF. NEA continues to operate as a QF. FERC regulations require that at least 5% of a QF's total energy output be useful thermal energy. To meet the QF requirement, NEA sells steam under a long-term sales agreement to an unrelated third party for use in a gas and chemical processing facility to maintain NEA's QF status. NEA is dependent upon the on-going operations of this facility. Loss of QF status would entitle one power purchaser to renegotiate the price provisions of its power purchase agreement.

•

A substantial portion of the output from the Partnerships' power generation facilities is sold under long-term power purchase agreements to four regulated utilities, two of which are under common control. The limited number of power purchasers creates a concentration of counterparty risk. The remaining output from the power generation facilities is sold, from time to time, in the merchant markets. In addition, it is expected that upon expiration of the power purchase agreements, the residual portion of the electrical output will be sold in the merchant market. Merchant plants sell power based on market conditions at the time of sale. The amount and timing of revenues to be received from the merchant markets in the future is uncertain. As mentioned above, in December 2003, an amended and restated power purchase agreement between NJEA and a New Jersey utility became effective. The agreement provides for, among other things, the ability to deliver electricity to the New Jersey utility from sources other than the NJEA facility.

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters), as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or payment of liquidated damages.

•

The registrants use derivative instruments, such as swaps and options, to manage their commodity and financial market risks. The registrants could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts.

•

In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success include the ability to efficiently operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel, and there are other financial, counterparty and market risks that are beyond the control of the registrants. The registrants' inability or failure to effectively hedge their assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair their future financial results.

•

The registrants' results of operations can be affected by changes in the weather. Severe weather can be destructive, causing outages and/or property damage, which could require additional costs to be incurred.

•

The registrants are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims; as well as the effect of new, or changes in, tax rates or policies, rates of inflation, accounting standards, securities laws or corporate governance requirements.

•

The registrants are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the U.S., and the increased cost and adequacy of security and insurance.

•	The registrants' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by national events as well as registrant-specific events.
•

The registrants are substantially leveraged. The ability of the registrants to make interest and principal payments and fund capital expenditures is dependent on the future performance of the Partnerships. Future performance is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the control of the registrants. The registrants are also subject to restrictive covenants under their debt agreements that will limit the ability to borrow additional funds.

•

All obligations of the Partnerships are non-recourse to the direct and indirect owners of the registrants. Following any default by the Partnerships, security is limited to the owners' economic interests in the Partnerships. The owners have no meaningful revenues other than the distributions they receive from the Partnerships. In the event of default, the ability of the owners to satisfy any obligations will be limited to amounts payable by the Partnerships as distributions.

The issues and associated risks and uncertainties described above are not the only ones the registrants may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair the registrants' businesses in the future.

PART I
Item 1. Business

General. NE LP, a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in two partnerships, NEA, a Massachusetts limited partnership, and NJEA, a New Jersey limited partnership, each of which owns an electric power generation station in the northeastern United States. NE LP is jointly owned by ESI GP and ESI LP (indirect wholly-owned subsidiaries of FPL Energy, which is an indirect wholly-owned subsidiary of FPL Group, a company listed on the New York Stock Exchange) and Tractebel GP and Tractebel LP (indirect wholly-owned subsidiaries, through Tractebel and Tractebel Power of Suez-Tractebel S.A., a Belgian energy, industrial services and energy services business, and a member of the Suez group). NE LP also formed a wholly-owned entity, NE LLC, to assist in such acquisitions.

The Partnerships were formed in 1986 to develop, construct, own, operate and manage the power generation stations. NEA's facility commenced commercial operation in September 1991 and is located in Bellingham, Massachusetts. NJEA's facility commenced commercial operation in August 1991 and is located in Sayreville, New Jersey.

In connection with the acquisitions of the Partnerships' interests, the Funding Corp., a Delaware corporation, was acquired by a subsidiary of ESI Energy, Tractebel Power and Broad Street from IEC. This entity was established in 1994 solely for the purpose of issuing debt. This debt was privately issued under Rule 144A to acquire outstanding bank debt and to lend funds to the Partnerships and was subsequently exchanged for publicly-issued debt.

On November 13, 1997, the Acquisition Corp., a Delaware corporation, was formed. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy and Tractebel Power. On February 12, 1998, the Acquisition Corp. issued $220 million of debt under Rule 144A which was also subsequently exchanged for publicly-issued debt. The proceeds were loaned to NE LP and then distributed to direct subsidiaries of FPL Energy and Tractebel Power. Repayment of the debt is expected to be made from distributions from the Partnerships.

None of the registrants or the Partners have any employees.

Partnerships' Operations. The Partnerships operate in the independent power industry. In the United States, rate-regulated electric utilities have been the dominant producers and suppliers of electric energy since the early 1900s. In 1978, PURPA removed regulatory constraints relating to the production and sale of electric energy by certain non-utility power producers and required electric utilities to buy electricity from certain types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. The Partnerships were created as a result of the PURPA legislation.

Each of the Partnerships owns, and historically derived substantially all of its revenues from, a nominal 300 mw combined-cycle cogeneration facility. However, in December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate their power purchase agreement. The agreement provides for, among other things, the ability to deliver electricity to the New Jersey utility from sources other than NJEA's cogeneration facility. The Partnerships' facilities were constructed by Westinghouse Power and use natural gas to produce electrical energy and thermal energy in the form of steam. The Partnerships were developed and operated as qualifying facilities under PURPA and the regulations promulgated thereunder by the FERC. As a result of the amended and restated power purchase agreement, NJEA no longer operates as a QF, but NEA continues to operate as a QF. NEA must satisfy certain annual operating and efficiency standards and ownership requirements to maintain QF status, which exempts NEA from certain federal and state regulations. However, the Partnerships are not exempt from state regulatory commission general supervisory powers relating to environmental and safety matters. NJEA now has Electric Wholesale Generator (EWG) status and market based rate authority which allows NJEA to sell power at market rates.

NEA and NJEA sell substantially all of their output capability to regulated utilities under power purchase agreements as follows:

Power Purchaser	MW	% of Capacity	Power Purchase Agreement Expiration

NEA:
Boston Edison	135	45%	September 15, 2016
Boston Edison	84	28	September 15, 2011
Commonwealth	25	8	September 15, 2016
Commonwealth	21	7	September 15, 2016
New England Power	25	8	September 15, 2021

NEA Total	290	96%
NJEA:
JCP&L	250	83%	August 13, 2011

The remainder of the net electrical energy produced by the Partnerships is available for sale to the marketplace either directly to third parties or via FPL Energy's power marketing subsidiary. The NEA power purchase agreements provide for substantially continuous delivery of base load power. The NJEA power purchase agreement provides for fixed annual quantities with allowances for certain operational issues.

In 2003, two of the power purchase agreements were required to have energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. The energy bank balances bear interest at various rates specified in the agreements. One of the energy banks was paid in full on March 31, 2003, see Note 3 to Consolidated and Combined Financial Statements - Energy Bank Balances. The other agreement requires that some or all of the remaining amount recorded in the energy bank be repaid under specific circumstances. The remaining energy bank balance is partially secured by a letter of credit (see Note 7 - Energy Bank and Loan Collateral).

To meet the FERC regulations for a qualifying facility, NEA sells thermal energy to an unrelated third party. NEA sells steam to a third party which leases a carbon dioxide facility owned by NEA and is located on NEA's property.

In 2002, NJEA terminated a long-term gas supply agreement effective December 31, 2002 and entered into new long-term gas supply agreements with TEMI and PMI, respectively, each of which are related to NE LP. These two new agreements, which became effective January 1, 2003, provided the partnership with the same combined quantity of natural gas and with pricing that is more favorable to the partnership than the agreement previously in effect. Before restructuring, the prior agreement provided the partnership with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships. Affiliates of TEMI and PMI have guaranteed certain of their respective obligations under the new long-term gas supply agreements.

In March 2003, NEA bifurcated a fuel supply contract with one of its suppliers who provided approximately 75% of NEA's daily fuel requirements to manage the variable and fixed price volumes separately. In July 2003, NEA entered into two agreements with this supplier to terminate the variable price agreement that provided for the purchase of 13,399 MMBtu/day (Termination Agreement) and to partially terminate the fixed price agreement that provided for the purchase of 35,418 MMBtu/day (Partial Termination Agreement). These agreements were executed to hedge the Partnerships' exposure to natural gas prices in anticipation of other contract restructurings.

On August 31, 2003, the Termination Agreement became effective and two new replacement long-term gas supply agreements were entered into by NEA with PMI and TEMI which became effective September 1, 2003. These two contracts provide NEA with the same combined quantity of natural gas and with pricing that is expected to be more favorable over the term of the agreements. Affiliates of PMI and TEMI have guaranteed certain of their respective obligations under the long-term gas supply agreements.

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. The agreement provides for, among other things, the delivery of electricity to the New Jersey utility from sources other than NJEA's facility when the partnership decides to do so. In connection with this restructuring, NJEA amended its remaining long-term gas supply agreement and terminated the long-term gas supply agreements with TEMI and PMI. Under the terms of the amended long-term gas supply agreement, the supplier will provide all of the fuel required to run the facility when it is operating.

NJEA also entered into two off-peak power purchase contracts with PMI and TEMI which were effective in January 2004. Under the terms of these contracts PMI and TEMI will sell power to NJEA at a fixed price to be sold by NJEA to the New Jersey utility. The pricing in the NJEA power purchase agreement with the New Jersey utility is based on a gas index, thus NJEA's purchase of off-peak power at a fixed price from PMI and TEMI and sale to the New Jersey utility at a gas indexed price exposes NJEA to decreases in the price of natural gas.

In January 2004, the Partial Termination Agreement became effective resulting in a reduction of the daily delivery of fuel to 12,507 MMBtu/day. To replace the remaining fuel requirements, NEA entered into two additional replacement long-term gas supply agreements with PMI and TEMI at a market index which became effective in January 2004. This reduction in NEA's volume of fixed gas exposes NEA to increases in the price of natural gas. When combined, NJEA's and NEA's exposures to changes in natural gas prices are expected to be offsetting.

The Partnerships will continue to receive approximately 80% of the natural gas that fuels the Partnerships' facilities through long-term gas supply agreements, including the agreements with PMI and TEMI, agreements with ProGas and, in the case of NJEA, with PSE&G. Natural gas is transported to, or stored for later use by, the Partnerships pursuant to long-term gas transportation and storage agreements. The remainder of the daily fuel requirements is satisfied by open-market purchases. Certain price escalators under the long-term gas supply agreements are intended to correlate to the price escalators under the power purchase agreements, thereby managing the risk associated with increases in the price of natural gas.

ESI Northeast Fuel, an indirect wholly-owned subsidiary of FPL Energy, is the fuel manager for the Partnerships and provides fuel management and administrative services by contracting with PMI.
FPLE Operating Services, a wholly-owned indirect subsidiary of FPL Energy, provides O&M services for the Partnerships. See Management's Discussion - Results of Operations.

Seasonality. The performance of the Partnerships is dependent on ambient conditions (principally air temperature), which affect the efficiency and capacity of the combined-cycle facilities. Payments due to NJEA under the JCP&L power purchase agreement during the winter and summer seasons are substantially higher than those in spring and fall. Otherwise, the business of the Partnerships is not materially subject to seasonal factors.

Environmental. Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, lead paint, asbestos, noise and aesthetics, solid waste, natural resources, and other environmental matters. Compliance with these laws and regulations could increase the cost of operating the facilities by requiring, among other things, changes in the design and operation of these facilities. During 2003 and 2002, the registrants spent $0 on capital additions necessary to comply with environmental laws and regulations and do not anticipate incurring such costs in 2004.

Competition. Recent regulatory change has created additional competition in the form of wholesale power marketers that engage in purchase and resale transactions between power producers and power distributors. Although substantially all of the Partnerships' output is committed under the power purchase agreements described above, these factors may adversely affect energy prices under certain power purchase agreements that are tied to the wholesale electric market prices. NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain. Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing wholesale electricity customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level.

The Partnerships operate in two power pools. NEA operates in NEPOOL and NJEA operates in PJM, each of which has an independent system operator that manages the wholesale electricity market and the transmission of electricity. While legislators and state regulatory commissions will decide what impact, if any, competitive forces will have on retail transactions, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. The FERC has approved various filings submitted by NEPOOL and PJM regarding electric industry deregulation initiatives.

Item 2. Properties As of December 31, 2003, the Partnerships had the following properties:

Facility Type	Location	Principal Use

NEA cogeneration facility (a)	Bellingham, MA	Power production
NEA carbon dioxide plant (b)	Bellingham, MA	Carbon dioxide production
NEA residential properties (c)	Bellingham, MA	Private residences
NJEA cogeneration facility (b)	Sayreville, NJ	Power production

(a)	Subject to the liens of a first and second mortgage.
(b)	Subject to the lien of a first mortgage.
(c)	NEA owns 12 properties, most with single-family dwellings, located on land immediately adjacent to the facility site. These properties are subject to the lien of a mortgage.

Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for the Registrants' Common Equity and Related Stockholder Matters

This item is not applicable to any of the registrants.

Item 6. Selected Financial Data
	Years Ended December 31,

	2003	2002	2001	2000	1999

	(Thousands of Dollars)
SELECTED CONSOLIDATED DATA OF NE LP AND SUBSIDIARIES:
Operating revenues	$404,279	$390,511	$364,398	$337,579	$336,299
Net income	$61,891	$98,139	$16,703	$19,636	$33,303
Total assets	$1,117,219	$1,162,882	$1,220,024	$1,282,309	$1,345,858
Long-term debt, excluding current maturities	$540,833	$554,614	$587,232	$618,720	$638,880
Energy bank and other liabilities	$108,582	$146,868	$157,919	$162,908	$169,037
SELECTED COMBINED DATA OF THE PARTNERSHIPS:
Operating revenues	$404,716	$390,511	$364,398	$337,579	$336,299
Net income	$79,737	$116,099	$34,755	$37,716	$51,329
Total assets	$1,113,097	$1,158,039	$1,214,461	$1,276,271	$1,339,102
Long-term debt, excluding current maturities	$323,650	$352,214	$376,032	$398,720	$418,880
Energy bank and other liabilities	$108,430	$146,716	$157,767	$162,756	$168,885
SELECTED DATA OF THE FUNDING CORP.:
Operating revenues	$-	$-	$-	$-	$-
Net income	$-	$-	$-	$-	$-
Total assets	$352,215	$376,033	$398,721	$418,881	$445,214
Long-term debt, excluding current maturities	$323,650	$352,214	$376,032	$398,720	$418,880
SELECTED DATA OF THE ACQUISITION CORP.:
Operating revenues	$-	$-	$-	$-	$-
Net income	$9	$9	$9	$9	$9
Total assets	$202,552	$211,352	$220,152	$220,152	$220,152
Long-term debt, excluding current maturities	$193,600	$202,400	$211,200	$220,000	$220,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated and Combined Financial Statements and Notes to Financial Statements contained herein. In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Results of Operations
NE LP Consolidated

NE LP's net income for 2003, 2002 and 2001 was $61.9 million, $98.1 million and $16.7 million, respectively. Net income for 2003 included a gain of $15.2 million on restructuring of contracts, a gain of $11.1 million on an energy bank settlement, and net unrealized mark-to-market losses of $3.9 million on derivatives. Net income for 2002 included a gain of $45.1 million on restructuring of contracts and net unrealized mark-to-market gains of $7.3 million on derivatives. Net income for 2001 included an $18.3 million cumulative effect of adopting FAS 133 and net unrealized mark-to-market losses of $21.6 million on derivatives.

NE LP Consolidated - 2003 compared to 2002

Net income, excluding the items mentioned above, decreased in 2003 compared to 2002 primarily due to higher fuel costs in 2003 and higher O&M expenses, partially offset by lower interest expense and higher revenues. The high price of market gas in 2001 helped to increase the energy price in NJEA's power purchase agreement, and allowed the Partnerships to benefit from lower gas prices in 2002.

NE LP's revenues are derived from six power purchase agreements with regulated utilities in Massachusetts and New Jersey. Under the terms of these contracts power generated from the Partnerships' facilities (or, in the case of NJEA, from the wholesale market) are sold to these utilities at prices specified in the contracts. The pricing under three of the Massachusetts power purchase agreements is substantially fixed. The pricing under one of the Massachusetts power purchase agreements and the New Jersey power purchase agreement is indexed to fuel indices and the pricing under the remaining Massachusetts power purchase agreement is indexed to the power market.

Revenue increased in 2003 primarily due to fixed escalators, and favorable pricing under the power purchase agreements tied to the fuel and power indices. In connection with the amended and restated NJEA power purchase agreement mentioned below, the New Jersey facility did not operate for the last thirteen days in December 2003, instead selling power purchased in the wholesale market to the New Jersey utility. Included as an offset to revenue in 2003 is $4.0 million of purchased power.

Revenues in 2003 were comprised of $401.3 million of power sales to utilities net of purchased power and $3.0 million of steam sales. Power sales to utilities reflect a decrease in utility energy bank and deferred revenue balances of $28.3 million and $25.6 million in 2003 and 2002, respectively. The decrease in energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense increased in 2003 primarily as a result of increased prices of natural gas required to fuel the facilities. As a result of the contract restructuring in 2002, approximately 37% of the New Jersey facility's 2003 fuel requirements were purchased through variable priced fuel contracts. Approximately 50% of the Massachusetts facility's fuel requirements are purchased either through variable priced fuel contracts or through the wholesale market. In order to manage the fixed price exposure of natural gas prices in 2003, NE LP and the Partnerships entered into a costless collar in 2002. Settlements on the costless collar were $16.4 million in 2003, reflected as a reduction in fuel expense. In addition, as a result of the contract restructurings, the deferred credit amortization for fuel contracts decreased to $13.6 million in 2003 compared to $20.8 million in 2002.

O&M expense increased $1.6 million in 2003 primarily from preparing the New Jersey facility to operate as a merchant plant due to contract restructurings.

In March 2003, NEA bifurcated a fuel supply contract with one of its suppliers who provided approximately 75% of NEA's daily fuel requirements to manage the variable and fixed price volumes separately. In July 2003, NEA entered into two agreements with this supplier to terminate the variable price agreement that provided for the purchase of 13,399 MMBtu/day (Termination Agreement) and to partially terminate the fixed price agreement that provided for the purchase of 35,418 MMBtu/day (Partial Termination Agreement). These agreements were executed to hedge the Partnerships' exposure to natural gas prices in anticipation of other contract restructurings.

On August 31, 2003, the Termination Agreement became effective resulting in removal of a $39.2 million liability representing the unamortized deferred credit as of the termination date and a $15.2 million gain for NEA. In conjunction with this termination, NEA was to pay a termination fee of $24.0 million, of which $12.0 million was paid by the NE LP partners and recorded by NE LP as a capital contribution. Promissory notes were issued by the NE LP partners for the remaining $12.0 million. The notes bore interest at a rate of 6% per annum and were paid in full in January 2004. See "Subsequent Events" below.

NEA entered into two replacement long-term gas supply agreements with PMI and TEMI which became effective September 1, 2003. These two contracts provide NEA with the same combined quantity of natural gas and with pricing that is expected to be more favorable over the term of the agreements. Affiliates of PMI and TEMI have guaranteed certain of their respective obligations under the long-term gas supply agreements. See "Subsequent Events" below.

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. The new agreement provides for, among other things, the ability to deliver electricity to the New Jersey utility from sources other than NJEA's facility at a payment that is less than the payment required under the prior power purchase agreement. In accordance with the agreement, NE LP and the Partnerships paid $26.2 million to the New Jersey utility which was funded through a loan to NE LP from an affiliate of NE LP which matures in June 2011.

In connection with this restructuring, NJEA amended its remaining long-term gas supply agreement and terminated the long-term gas supply agreements with TEMI and PMI. Under the terms of the amended long-term gas supply agreement, the supplier will provide all of the fuel required to operate the facility when the partnership determines that it is economically beneficial to do so. The partnership is required to pay a monthly fee of $0.2 million to the fuel supplier regardless of whether fuel is purchased during the month. In addition, the partnership also amended its steam sales agreement. Under the terms of the amendment, the partnership is to pay a monthly fee of up to $0.4 million to the steam supplier when the partnership decides that it is not economically beneficial to operate the facility and therefore, cannot sell steam to the steam supplier.

In December 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on one of the PPAs in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 was being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflected the position that, as of December 31, 2000, the energy bank balance represented deferred revenue and was being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the PPA. The power purchaser (Power Purchaser) disputed this position. The Power Purchaser contended that the energy bank balance was being adjusted monthly and could require a significant payment by NEA upon termination. On October 31, 2002, the Power Purchaser filed a demand for arbitration with the American Arbitration Association in this matter.

On March 31, 2003, the energy bank was terminated resulting in an $11.1 million gain for NEA. In connection with the termination, a settlement of the disputes in connection with the arbitration was reached between NE LP, acting on its behalf and on behalf of NEA, and another company (Agent), acting on its behalf and on behalf of the Power Purchaser. The registrants understand that the Agent acts as agent and representative of the Power Purchaser with respect to the PPA. Under the terms of the settlement, the arbitration was irrevocably dismissed and the related claims released, any energy bank obligations under the PPA were terminated, the energy bank balance of $22.2 million was eliminated, and NE LP paid approximately $11.1 million plus interest to the Agent in June 2003.

As a condition to this settlement, the Agent entered into an agreement (PMI Agreement) with PMI. Under the terms of the PMI Agreement, until termination of the PPA, PMI is to purchase power from the Agent under the same terms as the Agent purchases power under the PPA, as the Power Purchaser's agent and representative. Also, under the PMI Agreement the parties agreed to seek approvals and satisfy conditions for NEA to terminate the PPA on or before December 31, 2003. Those approvals and conditions included approvals under the indentures relating to the Funding Corp. and Acquisition Corp. secured notes and bonds. The parties have been unable to satisfy the conditions and will continue to operate under the existing terms of the PPA.

In February 2003, NJEA entered into an agreement to modify the gas index used for calculating the energy price in the power purchase agreement with a New Jersey utility. This modification was effective as of August 14, 2002 with the rate being adjusted annually on August 14th of each year. Since August 14, 2002, the New Jersey utility had been paying for power under the rate that was in effect prior to the modification and in March 2003 the New Jersey utility paid $9.2 million to NJEA representing the additional amount owed to NJEA using the agreed upon index. Payments for power delivered beginning February 1, 2003 through the end of the term of the power purchase agreement were made using the agreed upon index. In November 2003, this agreement was approved by the state regulatory authority. However, this agreement was terminated when the amended and restated power purchase agreement mentioned above became effective in December 2003.

NE LP makes scheduled interest and principal payments on its outstanding debt. NE LP is scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for NE LP decreased in each of 2003 and 2002 as a result of decreasing principal balances on its outstanding debt. This decrease was partially offset by interest on the December 2003 $26.2 million loan to NE LP from an affiliate of NE LP mentioned above.

Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing wholesale electricity customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level. NE LP does not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

NE LP Consolidated - 2002 compared to 2001

Net income excluding the gain on restructuring of contracts and the mark-to-market gain on derivatives increased in 2002 compared to 2001 primarily due to higher revenue and lower interest expense, partially offset by higher fuel costs.

Revenues for the year ended December 31, 2002 improved primarily as a result of increased electricity sales prices and higher volume under certain power purchase agreements. Revenues in 2002 were comprised of $386.6 million of power sales to utilities and $3.9 million of steam sales. In 2001, revenues were comprised of $360.6 million of power sales to utilities and $3.8 million of steam sales. Power sales to utilities reflect a decrease in utility energy bank and deferred revenue balances of $25.6 million and $23.1 million in 2002 and 2001, respectively. The decrease in energy bank balances, which increased reported revenues, is determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense increased primarily as a result of increased prices of natural gas required to fuel the facilities. These fuel costs were partly offset in each of 2002 and 2001 by $20.8 million of deferred credit amortization for fuel contracts.

In 2002, the Partnerships restructured certain contracts. In conjunction with these restructurings, NE LP paid fees of approximately $23.9 million of which $23.3 million was funded through capital contributions by its partners. A gain of approximately $45.1 million was recognized as a result of these restructuring activities.

During 2002, NJEA entered into two new long-term gas supply agreements with PMI and TEMI which became effective January 1, 2003. These new agreements provided the partnership with the same combined quantity of natural gas and with pricing that was more favorable to the partnership than the agreement previously in effect. Before restructuring, the prior agreement provided the partnership with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships. Affiliates of PMI and TEMI guaranteed certain of their respective obligations under the new long-term gas supply agreements. As discussed above, these two agreements were terminated in December 2003.

NEA terminated all agreements with its steam sales user and lessee in 2002 and entered into a new operating lease and ancillary agreements with a new lessee effective January 1, 2003 through September 14, 2016. Under the terms of the operating lease agreement, the lessee will operate and maintain NEA's carbon dioxide facility. Base rent under the lease is $0.1 million per month during the winter months (as defined in the operating lease agreement) and $0.2 million per month during the summer months (as defined in the operating lease agreement). NEA is selling a portion of the steam at a minimum charge of $0.1 million during the winter months (as defined in the operating lease agreement) and $0.2 million during the summer months (as defined in the operating lease agreement). Both the base rent and base steam cost are adjusted every month by the operating results of the facility as defined in the operating lease agreement.

The Partnerships

The Partnerships' net income for 2003, 2002 and 2001 was $79.7 million, $116.1 million and $34.8 million, respectively. Net income for 2003 included a gain of $15.2 million on restructuring of contracts, a gain of $11.1 million on an energy bank settlement, and net unrealized mark-to-market losses of $3.9 million on derivatives. Net income for 2002 included a gain of $45.1 million on restructuring of contracts and net unrealized mark-to-market gains of $7.3 million on derivatives. Net income for 2001 included an $18.3 million cumulative effect of adopting FAS 133 and net unrealized mark-to-market losses of $21.6 million on derivatives.

The Partnerships - 2003 compared to 2002

Net income excluding the items mentioned above, decreased in 2003 compared to 2002 primarily due to higher fuel costs and higher O&M expenses, partially offset by lower interest expense and higher revenues. The high price of market gas in 2001 helped to increase the energy price in NJEA's power purchase agreement, and allowed the Partnerships to benefit from lower gas prices in 2002.

The Partnerships' revenues are derived from six power purchase agreements with regulated utilities in Massachusetts and New Jersey. Under the terms of these contracts power generated from the Partnerships' facilities (or, in the case of NJEA, from the wholesale market) are sold to these utilities at prices specified in the contracts. The pricing under three of the Massachusetts power purchase agreements is substantially fixed. The pricing under one of the Massachusetts power purchase agreements and the New Jersey power purchase agreement are indexed to fuel indices and the pricing under the remaining Massachusetts power purchase agreement is indexed to the power market.

Revenue increased in 2003 primarily due to fixed escalators, and favorable pricing under the power purchase agreements tied to the fuel and power indices. In connection with the amended and restated power purchase agreement mentioned above, the New Jersey facility did not operate for the last thirteen days in December 2003, instead selling power purchased in the wholesale market to the New Jersey utility. Included in revenue in 2003 is $4.0 million of purchased power.

Revenues in 2003 were comprised of $401.7 million of power sales to utilities net of purchased power and $3.0 million of steam sales. Power sales to utilities reflect a decrease in utility energy bank and deferred revenue balances of $28.3 million and $25.6 million in 2003 and 2002, respectively. The decreases in energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense increased in 2003 primarily as a result of increased prices of natural gas required to fuel the facilities. As a result of the contract restructuring in 2002, approximately 37% of the New Jersey facility's fuel requirements were purchased through variable priced fuel contracts. Approximately 50% of the Massachusetts facility's fuel requirements are purchased either through variable priced fuel contracts or through the wholesale market. In order to manage the price exposure of natural gas prices in 2003, NE LP and the Partnerships entered into a costless collar in 2002. Settlements on the costless collar were $16.4 million in 2003, reflected as a reduction in fuel expense. In addition, as a result of the contract restructurings, the deferred credit amortization for fuel contracts decreased to $13.6 million in 2003 compared to $20.8 million in 2002.

O&M expense increased $1.6 million in 2003 primarily from preparing the New Jersey facility to operate as a merchant plant due to contract restructurings.

In March 2003, NEA bifurcated a fuel supply contract with one of its suppliers who provided approximately 75% of NEA's daily fuel requirements to manage the variable and fixed price volumes separately. In July 2003, NEA entered into two agreements with this supplier to terminate the variable price agreement that provided for the purchase of 13,399 MMBtu/day (Termination Agreement) and to partially terminate the fixed price agreement that provided for the purchase of 35,418 MMBtu/day (Partial Termination Agreement). These agreements were executed to hedge the Partnerships' exposure to natural gas prices in anticipation of other contract restructurings.

On August 31, 2003, the Termination Agreement became effective resulting in removal of a $39.2 million liability representing the unamortized deferred credit as of the termination date and a $15.2 million gain for NEA. In conjunction with this termination, NEA was to pay a termination fee of $24.0 million, of which $12.0 million was paid by the NE LP partners and recorded by NE LP as a capital contribution. Promissory notes were issued by the NE LP partners for the remaining $12.0 million. The notes bore interest at a rate of 6% per annum and were paid in full in January 2004. See "Subsequent Events" below.

NEA entered into two replacement long-term gas supply agreements with PMI and TEMI which became effective September 1, 2003. These two contracts provide NEA with the same combined quantity of natural gas and with pricing that is expected to be more favorable over the term of the agreements. Affiliates of PMI and TEMI have guaranteed certain of their respective obligations under the long-term gas supply agreements. See "Subsequent Events" below.

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. The new agreement provides for, among other things, the ability to deliver electricity to the New Jersey utility from sources other than NJEA's facility at a payment that is less than the payment required under the prior power purchase agreement. In accordance with the agreement, NE LP and the Partnerships paid $26.2 million to the New Jersey utility which was funded through a loan from an affiliate of NE LP which matures in June 2011.

In connection with this restructuring, NJEA amended its remaining long-term gas supply agreement and terminated the long-term gas supply agreements with TEMI and PMI. Under the terms of the amended long-term gas supply agreement, the supplier will provide all of the fuel required to operate the facility when the partnership determines that it is economically beneficial to do so. The partnership is required to pay a monthly fee of $0.2 million to the fuel supplier regardless of whether fuel is purchased during the month. In addition, the partnership also amended its steam sales agreement. Under the terms of the amendment, the partnership is to pay a monthly fee of up to $0.4 million to the steam supplier when the partnership decides that it is not economically beneficial to operate the facility and therefore, cannot sell steam to the steam supplier.

In December 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on one of the PPAs in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 was being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflected the position that, as of December 31, 2000, the energy bank balance represented deferred revenue and was being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the PPA. The Power Purchaser disputed this position. The Power Purchaser contended that the energy bank balance was being adjusted monthly and could require a significant payment by NEA upon termination. On October 31, 2002, the Power Purchaser filed a demand for arbitration with the American Arbitration Association in this matter.

On March 31, 2003, the energy bank was terminated resulting in an $11.1 million gain for NEA. In connection with the termination, a settlement of the disputes in connection with the arbitration was reached between NE LP, acting on its behalf and on behalf of NEA, and the Agent, acting on its behalf and on behalf of the Power Purchaser. The registrants understand that the Agent acts as agent and representative of the Power Purchaser with respect to the PPA. Under the terms of the settlement, the arbitration was irrevocably dismissed and the related claims released, any energy bank obligations under the PPA were terminated, the energy bank balance of $22.2 million was eliminated, and NE LP paid approximately $11.1 million plus interest to the Agent in June 2003.

As a condition to this settlement, the Agent entered into the PMI Agreement with PMI. Under the terms of the PMI Agreement, until termination of the PPA, PMI is to purchase power from the Agent under the same terms as the Agent purchases power under the PPA, as the Power Purchaser's agent and representative. Also, under the PMI Agreement the parties agreed to seek approvals and satisfy conditions for NEA to terminate the PPA on or before December 31, 2003. Those approvals and conditions included approvals under the indentures relating to the Funding Corp. and Acquisition Corp. secured notes and bonds. The parties have been unable to satisfy the conditions and will continue to operate under the existing terms of the PPA.

In February 2003, NJEA entered into an agreement to modify the gas index used for calculating the energy price in the power purchase agreement with a New Jersey utility. This modification was effective as of August 14, 2002 with the rate being adjusted annually on August 14th of each year. Since August 14, 2002, the New Jersey utility had been paying for power under the rate that was in effect prior to the modification and in March 2003 the New Jersey utility paid $9.2 million to NJEA representing the additional amount owed to NJEA using the agreed upon index. Payments for power delivered beginning February 1, 2003 through the end of the term of the power purchase agreement were made using the agreed upon index. In November 2003, this agreement was approved by the state regulatory authority. However, this agreement was terminated when the amended and restated power purchase agreement mentioned above became effective in December 2003.

The Partnerships - 2002 compared to 2001

Net income excluding the gain on restructuring of contracts and the mark-to-market gain on derivatives increased in 2002 compared to 2001 primarily due to higher revenue and lower interest expense, partially offset by higher fuel costs.

Revenues for the year ended December 31, 2002 improved primarily as a result of increased electricity sales prices and higher volume under certain power purchase agreements. Revenues in 2002 were comprised of $386.6 million of power sales to utilities and $3.9 million of steam sales. In 2001, revenues were comprised of $360.6 million of power sales to utilities and $3.8 million of steam sales. Power sales to utilities reflect a decrease in utility energy bank and deferred revenue balances of $25.6 million and $23.1 million in 2002 and 2001, respectively. The decrease in energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense increased primarily as a result of increased prices of natural gas required to fuel the facilities. These fuel costs were partly offset in each of 2002 and 2001 by $20.8 million of deferred credit amortization for fuel contracts.

In 2002, the Partnerships restructured certain contracts. In conjunction with these restructurings, NE LP paid fees of approximately $23.9 million of which $23.3 million was funded through capital contributions by its partners. A gain of approximately $45.1 million was recognized as a result of these restructuring activities.

During 2002, NJEA entered into two new long-term gas supply agreements with PMI and TEMI which became effective January 1, 2003. These new agreements provided the partnership with the same combined quantity of natural gas and with pricing that was more favorable to the partnership than the agreement previously in effect. Before restructuring, the prior agreement provided the partnership with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships. Affiliates of the suppliers have guaranteed certain of their respective obligations under the new long-term gas supply agreements. As discussed above, these two agreements were terminated in December 2003.

NEA terminated all agreements with its steam sales user and lessee in 2002 and entered into a new operating lease and ancillary agreements with a new lessee effective January 1, 2003 through September 14, 2016. Under the terms of the operating lease agreement, the lessee will operate and maintain NEA's carbon dioxide facility. Base rent under the lease is $0.1 million per month during the winter months (as defined in the operating lease agreement) and $0.2 million per month during the summer months (as defined in the operating lease agreement). NEA is selling a portion of the steam at a minimum charge of $0.1 million during the winter months (as defined in the operating lease agreement) and $0.2 million during the summer months (as defined in the operating lease agreement). Both the base rent and base steam cost are adjusted every month by the operating results of the facility as defined in the operating lease agreement.

The Partnerships make scheduled interest and principal payments on their outstanding debt. The Partnerships are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for the Partnerships decreased in each of 2003 and 2002 as a result of decreasing principal balances on their outstanding debt.

Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing wholesale electricity customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level. The Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

The Funding Corp. and the Acquisition Corp.

Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for the Funding Corp. and the Acquisition Corp. decreased in each of 2003 and 2002 as a result of decreasing principal balances on its outstanding debt.

Subsequent Events

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. In connection with this agreement in January 2004, NJEA entered into two off-peak power purchase contracts with PMI and TEMI, each for the purchase of up to 125 MW per off-peak hour at a fixed price to supply power to the New Jersey utility under the amended and restated power purchase agreement. Under the terms of these contracts, PMI and TEMI will purchase power from the wholesale market to be sold to NJEA. The pricing in the NJEA power purchase agreement with the New Jersey utility is based on a gas index, thus NJEA's purchase of off-peak power at a fixed price from PMI and TEMI and sale to the New Jersey utility at a gas indexed price exposes NJEA to decreases in the price of natural gas.

In January 2004, a Partial Termination Agreement between NEA and one of its fuel suppliers became effective which resulted in removal of a $108.1 million liability representing the unamortized deferred credit as of the termination date, the addition of a $2.0 million asset representing the value of the remaining contract, and a $115.1 million gain. In conjunction with this partial termination, the fuel supplier paid the partnership $5.0 million and the partners of NE LP paid $12.0 million plus interest to the fuel supplier in satisfaction of the loans outstanding related to the Termination Agreement which became effective in August 2003. The reduction in NEA's volume of fixed gas exposes NEA to increases in the price of natural gas. When combined, NJEA's and NEA's exposures to changes in natural gas prices are expected to be offsetting.

To replace the remaining fuel requirements, NEA entered into two additional replacement long-term gas supply agreements with PMI and TEMI which became effective in January 2004 and provide the partnership with gas indexed pricing.

Related Party Information

NE LP and the Partnerships receive O&M, fuel management and administrative services from entities related to FPL Energy. Payments to these entities for these services approximate $3.2 million annually. For additional information see Note 5.

The Partnerships will receive fuel pursuant to fuel supply agreements with entities related to FPL Energy and Tractebel. For additional information see Note 3 - Fuel Supply, Transportation and Storage Agreements.

Liquidity and Capital Resources

The Funding Corp. and the Partnerships - Cash flow generated by the Partnerships during 2003 was sufficient to fund operating expenses as well as the debt service requirements of the Funding Corp. Debt maturities of the Funding Corp. will require cash outflows of approximately $356.7 million in principal and interest through 2008, including $61.5 million in 2004. It is anticipated that cash requirements for principal and interest payments in 2004 will be satisfied with the Partnerships' operational cash flow. Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy. See Funding Corp.'s Note 3 to Financial Statements, and Note 4 to Consolidated and Combined Financial Statements - Funding Corp.

Contributions from partners were $61.3 million, $23.3 million and $0 million in 2003, 2002 and 2001, respectively. The contributions from partners in 2003 were used to pay for restructurings of contracts and settlement of the NEA energy bank. See "Results of Operations" for further discussion of the dispute and resolution of this energy bank.

Letters of credit were established to satisfy requirements in certain power purchase agreements. As of December 31, 2003, one letter of credit related to a power purchase agreement remains. This letter of credit can be drawn upon in multiple drawings in favor of the power purchaser in the event that the power purchase agreement has terminated at the time when there is a positive energy bank balance existing. See Note 7 to Consolidated and Combined Financial Statements - Energy Bank and Loan Collateral.

The Acquisition Corp. and NE LP - Cash flow generated by NE LP during 2003 was sufficient to fund operating expenses as well as fund the debt service requirements of the Acquisition Corp. and the Funding Corp. Debt maturities of the Acquisition Corp. and the Funding Corp. will require cash outflows of approximately $502.1 million in principal and interest through 2008, including $86.3 million in 2004. Debt maturities of NE LP's note payable-affiliate will require NE LP cash outflows of approximately $35.7 million in principal and interest through 2011, including $4.8 million in 2004. It is anticipated that cash requirements for principal and interest payments in 2004 will be satisfied with NE LP's operational cash flow. Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy. See Acquisition Corp.'s Note 3 to Financial Statements, and Note 4 to Consolidated and Combined Financial Statements - Acquisition Corp.

Contributions from partners were $24.0 million, $23.3 million and $0 million in 2003, 2002 and 2001, respectively. These contributions were used to fund contract restructurings.

Letters of credit were established to satisfy requirements in certain power purchase agreements. As of December 31, 2003, one letter of credit related to a power purchase agreement remains. This letter of credit can be drawn upon in multiple drawings in favor of the power purchaser in the event that the power purchase agreement has terminated at the time when there is a positive energy bank balance existing. See Note 7 to Consolidated and Combined Financial Statements - Energy Bank and Loan Collateral.

The long-term contractual obligations of NE LP and the Partnerships at December 31, 2003 were as follows:
NE LP AND THE PARTNERSHIPS December 31, 2003 (Thousands of Dollars)

	2004	2005 - 06	2007 - 08	Thereafter	Total

CONTRACTUAL OBLIGATIONS

The Partnerships
Long-term debt	$28,564	$97,990	$105,821	$119,839	$352,214
Operating leases	261	558	606	1,086	2,511
Other long-term obligations:
Energy bank liability	-	-	-	104,133	104,133
Administrative agreement(a)	600	1,200	1,200	5,400	8,400
O&M agreement(a)	1,500	3,000	3,000	10,500	18,000
Fuel management agreement(a)	900	1,800	1,800	12,600	17,100

Total Partnerships	31,825	104,548	112,427	253,558	502,358
NE LP
Long-term debt	11,405	27,981	51,036	138,166	228,588

Total contractual obligations	$43,230	$132,529	$163,463	$391,724	$730,946

(a)	Represents the minimum obligation under the terms of the agreement. The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the minimum obligation.

New Accounting Rules and Interpretations
Accounting for Asset Retirement Obligations - Effective January 1, 2003, NE LP and the registrants adopted FAS 143, "Accounting for Asset Retirement Obligations." See Note 2.
Variable Interest Entities - In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which was subsequently revised. See Note 2.

Derivative Instruments - Effective July 1, 2003, NE LP and the Partnerships adopted FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." There was no financial statement impact upon adoption of FAS 149. However, the statement could have a significant future impact on the number of contracts that will be marked to market through earnings. Effective October 1, 2003, NE LP and the Partnerships adopted Emerging Issues Task Force Issue No. (EITF) 03-11, which provides guidance on whether to report realized gains or losses on physically settled derivative contracts not held for trading purposes on a gross or net basis and requires realized gains or losses on derivative contracts that net settle to be reported on a net basis. In addition, effective October 1, 2003, NE LP and the Partnerships adopted the SEC staff guidance requiring the realized and unrealized effects of derivative instruments not accounted for as hedges to be reported within the same caption on the statements of income. See Note 2.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to exercise judgment and make estimates and assumptions where amounts are not subject to precise measurement or are dependent on future events.

Critical accounting policies and estimates, which are important to the portrayal of both the registrants' financial condition and results of operations and which require complex, subjective judgments, are as follows:

Accounting for Derivatives and Hedging Activities - On January 1, 2001, NE LP and the Partnerships adopted FAS 133, "Accounting for Derivatives and Hedging Activities," as amended. NE LP and the Partnerships use derivative instruments (primarily swaps and options) to manage the commodity price risk inherent in power and fuel purchases as described in Note 2 - Accounting for Derivative Instruments and Hedging Activities and Note 6. These accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

FAS 133 requires that derivative instruments be recorded on the balance sheet at fair value. Changes in the derivatives' fair values are recognized currently in earnings unless certain hedge accounting criteria are met. For those transactions for which hedge accounting can be applied, much of the effects of changes in fair value are reflected in other comprehensive income (a component of partners' equity) rather than being recognized in current earnings. Settlement gains and losses are recorded in fuel expense.

Since FAS 133 became effective in 2001, the Financial Accounting Standards Board (FASB) has discussed and, from time to time, issued implementation guidance related to FAS 133. In particular, much of the interpretive guidance affects when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133. Despite the large volume of implementation guidance, FAS 133 and the supplemental guidance does not provide specific guidance on all contract issues. As a result, significant judgment must be used in applying FAS 133 and its interpretations. The interpretation of FAS 133 continues to evolve. One possible result of changes in interpretations could be that certain contracts would have to be recorded on the balance sheets at fair value, with changes in fair value recorded in the statements of operations. See Note 6.

Energy Bank Balances - One of the power purchase agreements continues to have an energy bank and records cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. The energy bank balance bears interest at a rate specified in the agreement. In the event of certain circumstances, some or all of the remaining amount recorded in the energy bank will be repaid. The energy bank balance is partially secured by a letter of credit (see Note 7 - Energy Bank and Loan Collateral).

Major Maintenance - Maintenance expenses are accrued for certain identified major maintenance and repair items related to the Partnerships' facilities that will be performed in the future. The expenses are accrued ratably over each major maintenance cycle. These expenses are based on estimated costs and assumptions available at the time. Changes in these estimates or assumptions could result in significant changes in the liability balance. The amounts accrued relate to maintenance costs required for the equipment to operate over its depreciable life. For the periods ended December 31, 2003, 2002 and 2001, the Partnerships recorded major maintenance expense of $4.6 million, $4.7 million and $7.3 million, respectively. At December 31, 2003 and 2002, the Partnerships had $12.4 million and $9.1 million of accrued major maintenance expense, respectively.

Contract Restructurings - NE LP and the Partnerships have been restructuring power purchase agreements and fuel supply contracts to maximize the profitability of the Partnerships. Due to the lack of specific accounting guidance, when a contract is restructured, NE LP and the Partnerships analogize to EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF 01-07, "Creditor's Accounting for a Modification or Exchange of Debt Instruments" to account for the transactions. NE LP and the Partnerships focus on changes in volume, prices and cash flows to determine whether a contract is accounted for as a termination or modification. The calculation of changes in volume, prices and cash flows, as well as the fair value of any new contract involves the use of estimates and judgments about future events. If a contract is to be accounted for as a termination, the remaining net book value of the asset or liability is removed from the balance sheet, the cash that is exchanged between the parties is recognized as either income or expense, the fair value of the new contract is recorded on the balance sheet and a gain or loss is recognized on the statement of operations. If a contract is to be accounted for as a modification, cash that is exchanged between the parties is added or subtracted to the basis of the asset or liability.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
All financial instruments and positions held by NE LP and the Partnerships described below are held for purposes other than trading.

Interest Rate Risk - The fair value of NE LP's and the Partnerships' long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of debt to a hypothetical 10% decrease in interest rates which is a reasonable near-term market change:

	December 31, 2003

	Carrying Value	Estimated Fair Value		Hypothetical Increased Estimated Fair Value

	(Thousands of Dollars)
Long-term debt of NE LP / Acquisition Corp.	$228,588	$210,372	(a)	$215,849
Long-term debt of Partnerships / Funding Corp.	$352,214	$361,064	(a)	$362,140

(a)	Based on the bid price of the bonds and the book value of the affiliate note as of December 31, 2003.

Commodity Price Risk - The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To manage the price risk associated with purchases of natural gas, and beginning in December 2003, purchases of power, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships manage their risk associated with purchases of natural gas and power through the use of natural gas and power swap agreements and options. The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas and power. The options consist of purchased call options to establish a maximum price for natural gas and power, and written put options are executed to offset the cost of the purchased call options. In order to manage the fixed price exposure of natural gas prices in 2003, the Partnerships entered into a costless collar in the fall of 2002 and gas swap agreements in June and July 2003.

The Partnerships use a value-at-risk (VaR) model to measure market risk in their mark-to-market portfolios. The VaR is the estimated loss based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of December 31, 2003 and 2002, the VaR figures for hedges in Accumulated Other Comprehensive Income (in thousands) are as follows:

December 31, 2002	$1,196
December 31, 2003	$46
Average for the period ended December 31, 2003	$1,231

Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
NORTHEAST ENERGY, LP NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of Northeast Energy, LP (a partnership) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2003, and the combined balance sheets of Northeast Energy Associates, a limited partnership, and North Jersey Energy Associates, a limited partnership, two of the subsidiaries of Northeast Energy, LP (collectively, with Northeast Energy, LP, "the Partnerships"), as of December 31, 2003 and 2002, and the related combined statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the respective Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Northeast Energy, LP and its subsidiaries and the financial position of Northeast Energy Associates, a limited partnership, and North Jersey Energy Associates, a limited partnership, as of December 31, 2003 and 2002, and the results of their respective operations and their respective cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated and combined financial statements, in 2001 the Partnerships changed their method of accounting for derivative instruments to conform to Statement of Financial Accounting Standards No. 133.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 23, 2004

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$58,907	$45,878
Accounts receivable	33,957	42,632
Due from related party	3,237	1,623
Spare parts inventories	3,055	2,849
Fuel inventories	10,362	7,832
Prepaid expenses and other current assets	2,784	7,900

Total current assets	112,302	108,714

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $3,666 and $3,067, respectively)	3,294	3,893
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $128,494 and $108,583, respectively)	391,108	410,509
Power purchase agreements (net of accumulated amortization of $318,743 and $260,595, respectively)	596,201	628,161
Other assets	9,602	6,893

Total non-current assets	1,004,917	1,054,168

TOTAL ASSETS	$1,117,219	$1,162,882

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$28,564	$23,818
Current portion of notes payable - the Acquisition Corp.	8,800	8,800
Current portion of notes payable - affiliate	2,605	-
Accrued interest payable	48	-
Accounts payable	13,959	16,689
Due to related parties	11,840	7,425
Other accrued expenses	12,405	8,495

Total current liabilities	78,221	65,227

Non-current liabilities:
Deferred credit - fuel contracts	108,274	161,039
Notes payable - the Funding Corp.	323,650	352,214
Note payable - the Acquisition Corp.	193,600	202,400
Note payable - affiliate	23,583	-
Energy bank and other liabilities	108,582	146,868
Lease payable	815	878

Total non-current liabilities	758,504	863,399

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	5,431	4,482
Limited partners	273,044	226,571
Accumulated other comprehensive income	2,019	3,203

Total partners' equity	280,494	234,256

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,117,219	$1,162,882

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2003	2002	2001

REVENUES	$404,279	$390,511	$364,398

COSTS AND EXPENSES:
Fuel	201,860	169,958	195,648
Operations and maintenance	15,428	13,783	16,630
Depreciation and amortization	78,069	76,468	75,624
General and administrative	9,083	8,951	8,219
Gain on energy bank settlement	(11,112)	-	-

Total costs and expenses	293,328	269,160	296,121

OPERATING INCOME	110,951	121,351	68,277

OTHER EXPENSE (INCOME):
Gain on restructuring of contracts	(15,198)	(45,098)	-
Amortization of debt issuance costs	599	624	636
Interest expense	64,514	68,411	71,501
Interest income	(539)	(725)	(2,295)
Other income	(316)	-	-

Total other expense - net	49,060	23,212	69,842

Income (loss) before cumulative effect of a change in accounting principle	61,891	98,139	(1,565)

Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	-	-	18,268

NET INCOME	$61,891	$98,139	$16,703

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,891	$98,139	$16,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,668	77,092	76,260
Amortization of fuel contracts	(13,567)	(20,846)	(20,846)
Gain on energy bank settlement	(11,112)	-	-
Gain on restructuring of contracts	(15,198)	(45,098)	-
Cash paid for contract restructurings	(26,188)	(23,906)	-
Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	-	-	(18,268)
FAS 133 - accumulated other comprehensive income (loss)	(1,184)	4,283	(1,080)
(Increase) decrease in accounts receivable	8,675	(8,824)	(951)
(Increase) decrease in due from related party	(1,614)	134	1,005
Increase in prepaid expenses and other assets	(96)	(7,360)	(2,611)
Increase (decrease) in accounts payable and accrued expenses	1,228	(4,986)	23,073
Decrease in energy bank and other liabilities	(27,174)	(11,051)	(9,746)
Increase in due to related parties	4,415	3,389	3,081
Decrease in lease payable	(63)	(51)	(40)

Net cash provided by operating activities	58,681	60,915	66,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(753)	(3,024)	(1,769)

Net cash used in investing activities	(753)	(3,024)	(1,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	-	23,331	-
Proceeds from issuance of note payable - affiliate	26,188	-	-
Principal payments on the Acquisition Corp. notes	(8,800)	(8,800)	-
Principal payments on the Funding Corp. notes	(23,818)	(22,688)	(20,160)
Distributions to partners	(38,469)	(48,859)	(35,008)

Net cash used in financing activities	(44,899)	(57,016)	(55,168)

Net increase in cash and cash equivalents	13,029	875	9,643
Cash and cash equivalents at beginning of period	45,878	45,003	35,360

Cash and cash equivalents at end of period	$58,907	$45,878	$45,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$51,963	$54,797	$56,878

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Assumption of liability by partners	$24,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY Years Ended December 31, 2003, 2002 and 2001 (Thousands of Dollars)

	General Partners	Limited Partners	Accumulated Other Comprehensive Income (Loss)(a)	Partners' Equity

Balances, December 31, 2000	$3,534	$173,213	$-	$176,747
Net income	334	16,369	-	16,703
Distributions to partners	(839)	(34,169)	-	(35,008)
Other comprehensive loss	-	-	(1,080)	(1,080)

Balances, December 31, 2001	3,029	155,413	(1,080)	157,362
Net income	1,963	96,176	-	98,139
Contributions from partners	467	22,864	-	23,331
Distributions to partners	(977)	(47,882)	-	(48,859)
Other comprehensive income	-	-	4,283	4,283

Balances, December 31, 2002	4,482	226,571	3,203	234,256
Net income	1,238	60,653	-	61,891
Contributions from partners	480	23,520	-	24,000
Distributions to partners	(769)	(37,700)	-	(38,469)
Other comprehensive loss	-	-	(1,184)	(1,184)

Balances, December 31, 2003	$5,431	$273,044	$2,019	$280,494

(a)	Comprehensive income, which includes net income and other comprehensive income (loss), totaled $60,707, $102,422 and $15,623 in 2003, 2002 and 2001, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$58,092	$44,943
Accounts receivable	33,944	42,632
Due from related party	3,237	1,616
Spare parts inventories	3,055	2,849
Fuel inventories	10,362	7,832
Prepaid expenses and other current assets	2,784	7,892

Total current assets	111,474	107,764

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $128,494 and $108,583, respectively)	391,108	410,509
Power purchase agreements (net of accumulated amortization of $318,743 and $260,595, respectively)	596,201	628,161
Other assets	9,602	6,893

Total non-current assets	1,001,623	1,050,275

TOTAL ASSETS	$1,113,097	$1,158,039

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$28,564	$23,818
Accounts payable	13,959	16,689
Due to related parties	11,517	7,430
Other accrued expenses	12,405	8,495

Total current liabilities	66,445	56,432

Non-current liabilities:
Deferred credit - fuel contracts	108,274	161,039
Notes payable - the Funding Corp.	323,650	352,214
Energy bank and other liabilities	108,430	146,716
Lease payable	815	878

Total non-current liabilities	541,169	660,847

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	5,035	4,376
Limited partners	498,429	433,181
Accumulated other comprehensive income	2,019	3,203

Total partners' equity	505,483	440,760

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,113,097	$1,158,039

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2003	2002	2001

REVENUES	$404,716	$390,511	$364,398

COSTS AND EXPENSES:
Fuel	201,860	169,958	195,648
Operations and maintenance	15,428	13,783	16,630
Depreciation and amortization	78,069	76,468	75,624
General and administrative	9,083	8,951	8,219
Gain on energy bank settlement	(11,112)	-	-

Total costs and expenses	293,328	269,160	296,121

OPERATING INCOME	111,388	121,351	68,277

OTHER EXPENSE (INCOME):
Gain on restructuring of contracts	(15,198)	(45,098)	-
Interest expense	47,675	51,009	53,921
Interest income	(510)	(659)	(2,131)
Other income	(316)	-	-

Total other expense - net	31,651	5,252	51,790

Income before cumulative effect of a change in accounting principle	79,737	116,099	16,487

Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	-	-	18,268

NET INCOME	$79,737	$116,099	$34,755

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,737	$116,099	$34,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,069	76,468	75,624
Amortization of fuel contracts	(13,567)	(20,846)	(20,846)
Gain on energy bank settlement	(11,112)	-	-
Gain on restructuring of contracts	(15,198)	(45,098)	-
Cash paid for contract restructurings	(26,188)	(23,906)	-
Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	-	-	(18,268)
FAS 133 - accumulated other comprehensive income (loss)	(1,184)	4,283	(1,080)
(Increase) decrease in accounts receivable	8,688	(8,824)	(951)
(Increase) decrease in due from related party	(1,621)	141	1,005
Increase in prepaid expenses and other assets	(104)	(7,364)	(2,599)
Increase (decrease) in accounts payable and accrued expenses	1,180	(5,001)	22,966
Decrease in energy bank and other liabilities	(27,174)	(11,051)	(9,746)
Increase in due to related parties	4,087	3,395	3,193
Decrease in lease payable	(63)	(51)	(40)

Net cash provided by operating activities	75,550	78,245	84,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(753)	(3,024)	(1,769)

Net cash used in investing activities	(753)	(3,024)	(1,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	37,300	23,331	-
Principal payments on notes	(23,818)	(22,688)	(20,160)
Distributions to partners	(75,130)	(74,890)	(52,586)

Net cash used in financing activities	(61,648)	(74,247)	(72,746)

Net increase in cash and cash equivalents	13,149	974	9,498
Cash and cash equivalents at beginning of period	44,943	43,969	34,471

Cash and cash equivalents at end of period	$58,092	$44,943	$43,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$35,264	$37,396	$39,300

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by parent company	$35,112	$-	$-

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF PARTNERS' EQUITY
Years Ended December 31, 2003, 2002 and 2001
(Thousands of Dollars)

	General Partners	Limited Partners	Accumulated Other Comprehensive Income (Loss)(a)	Partners' Equity

Balances, December 31, 2000	$3,909	$386,939	$-	$390,848
Net income	348	34,407	-	34,755
Distributions to partners	(526)	(52,060)	-	(52,586)
Other comprehensive loss	-	-	(1,080)	(1,080)

Balances, December 31, 2001	3,731	369,286	(1,080)	371,937
Net income	1,161	114,938	-	116,099
Contributions from partners	233	23,098	-	23,331
Distributions to partners	(749)	(74,141)	-	(74,890)
Other comprehensive income	-	-	4,283	4,283

Balances, December 31, 2002	4,376	433,181	3,203	440,760
Net income	797	78,940	-	79,737
Contributions from partners	613	60,687	-	61,300
Distributions to partners	(751)	(74,379)	-	(75,130)
Other comprehensive loss	-	-	(1,184)	(1,184)

Balances, December 31, 2003	$5,035	$498,429	$2,019	$505,483

(a)	Comprehensive income, which includes net income and other comprehensive income (loss), totaled $78,553, $120,382 and $33,675 in 2003, 2002 and 2001, respectively.

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2002 and 2001

1. Nature of Business

Northeast Energy, LP (NE LP), a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in two partnerships, each of which owns an electric power generation station in the northeastern United States (Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA), collectively the Partnerships). NE LP is jointly owned by subsidiaries of ESI Energy, LLC (ESI Energy) and Tractebel Power, Inc. (Tractebel Power). ESI Energy is wholly-owned by FPL Energy, LLC (FPL Energy), which is an indirect wholly-owned subsidiary of FPL Group, Inc., a company listed on the New York Stock Exchange. Tractebel Power is a direct wholly-owned subsidiary of Tractebel, Inc., which is a direct wholly-owned subsidiary of Tractebel S.A., a Belgian energy, industrial services and energy services business, and a member of the Suez group. NE LP also formed a wholly-owned subsidiary, Northeast Energy, LLC (NE LLC) to assist in such acquisitions. NE LP had no financial activity prior to January 1, 1998.

The Partnerships were formed in 1986 to develop, construct, own, operate and manage two separate nominal 300 megawatt (mw) combined-cycle cogeneration facilities. NEA's facility is located in Bellingham, Massachusetts and NJEA's facility is located in Sayreville, New Jersey. NEA commenced commercial operation in September 1991 and NJEA commenced commercial operation in August 1991. The Partnerships operate in the independent power industry and had been granted permission by the FERC to operate as qualifying facilities (QFs) as defined in the Public Utility Regulatory Policies Act of 1978, as amended and as defined in federal regulations. In December 2003, NJEA executed an amended and restated power purchase agreement and no longer operates as a QF. NEA continues to operate as a QF. NJEA now has Electric Wholesale Generator status and market base rate authority which allows NJEA to sell power at market rates.

The partners of NE LP and the Partnerships share profits and losses and have interests in assets and liabilities and cash flows in proportion to their tax basis capital accounts. Distributions to the partners may be made only after all funding requirements of the Partnerships have been met, as described in the trust indenture relating to the debt issued by the Acquisition Corp.

2. Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements include the accounts of NE LP and subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying combined financial statements include the accounts of NEA and NJEA for all periods and are combined based on common ownership. All material intercompany transactions have been eliminated in the combination. Certain amounts included in prior years' consolidated and combined financial statements have been reclassified to conform to the current year's presentation.

Impairment of Long-Lived Assets - NE LP and the Partnerships (collectively, the registrants) evaluate on an ongoing basis the recoverability of their assets and related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Goodwill and Other Intangible Assets - Effective January 1, 2002, the registrants adopted FAS 142, "Goodwill and Other Intangible Assets." FAS 142 requires the carrying amount of intangible assets that do not meet the criteria for recognition apart from goodwill to be reclassified as goodwill. The registrants do not have any intangible assets that require such reclassification. FAS 142 also requires each of the registrants to reassess the useful lives and method of amortization of its intangible assets. FAS 142 did not have a material effect on the registrants' financial statements.

Accounting for Asset Retirement Obligations - Effective January 1, 2003, the registrants adopted FAS 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The implementation of FAS 143 did not have a material effect on the registrant's financial statements.

Variable Interest Entities (VIEs) - In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, "Consolidations of Variable Interest Entities." In December 2003, the FASB revised FIN 46, which partially delayed its effective date for public companies until the first quarter of 2004, but permitted companies to choose earlier adoption for some or all of their investments. FIN 46 requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary. Conversely, the reporting company would be required to deconsolidate VIEs which are currently consolidated when the company is not considered to be the primary beneficiary. Variable interests are contractual, ownership or other monetary interests in an entity that change with changes in the fair value of the entity's net assets exclusive of variable interests. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. Under their current structure, none of the registrants believes it will be required to consolidate any VIEs beginning in the first quarter of 2004.

Cash and Cash Equivalents - Investments purchased with an original maturity of three months or less are considered cash equivalents. Excess cash is invested in high-grade money market accounts and commercial paper and is subject to minimal credit and market risk. At December 31, 2003 and 2002, the recorded amount of cash approximates its fair value.

Accounts Receivable and Revenue - Accounts receivable primarily consist of receivables from three Massachusetts utilities and one New Jersey utility for electricity delivered and sold under six power purchase agreements. Prices are based on initial floor prices per kilowatt-hour (kwh), subject to adjustment based on actual volumes of electricity purchased, fixed escalation factors and other conditions. Revenue is recognized based on power delivered at rates stipulated in the power purchase agreements, except that revenue is deferred to the extent that stipulated rates are in excess of amounts, either scheduled or specified, in the agreements to the extent the Partnerships have an obligation to repay such excess. The amount deferred is reflected on the balance sheets in energy bank and other liabilities. Revenue from steam sales is recognized upon delivery.

Cogeneration Facilities, Carbon Dioxide Facility and Other Assets - The facilities and other assets are depreciated using the straight-line method over their estimated useful lives ranging from 5 to 34 years.

Major Maintenance - Maintenance expenses are accrued for certain identified major maintenance and repair items related to the Partnerships' facilities. The expenses are accrued ratably over each major maintenance cycle. The amounts accrued relate to maintenance costs required for the equipment to operate over its depreciable life. For the periods ended December 31, 2003, 2002 and 2001, the Partnerships recorded major maintenance expense of $4.6 million, $4.7 million and $7.3 million, respectively. At December 31, 2003 and 2002, the Partnerships had $12.4 million and $9.1 million of accrued major maintenance expense, respectively.

Inventories - Fuel inventories consist of natural gas and fuel oil and are stated at the lower of cost, determined on an average cost basis, or market. Spare parts inventories are stated at lower of cost or market and are determined by specific identification.

Power Purchase Agreements - The fair value of the power purchase agreements acquired are being amortized over the respective agreement periods, ranging from 14 to 24 years, on a straight-line basis or matched to scheduled fixed-price increases under the power purchase agreements, as applicable.

Fuel Contract - The fair value of the remaining fuel contract which was acquired is being amortized on a straight-line basis over the term of the contract.

Natural Gas Hedging Instruments - Periodic settlements on natural gas swap agreements are recognized as adjustments to fuel costs at monthly settlement dates. Purchases of natural gas under forward purchase agreements are accounted for as fuel costs at their contract price at delivery. See Note 6.

Deferred Debt Issuance Costs - Deferred debt issuance costs of NE LP are being amortized over the approximate 14-year term of the Acquisition Corp.'s note payable using the effective interest method.

Income Taxes - Partnerships are not taxable entities for federal and state income tax purposes. As such, no provision has been made for income taxes since such taxes, if any, are the responsibilities of the individual partners.

Contract Restructurings - Due to the lack of specific accounting guidance, when a contract is restructured, NE LP and the Partnerships analogize to EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF 01-07, "Creditor's Accounting for a Modification or Exchange of Debt Instruments" to account for the transactions. If a contract is to be accounted for as a termination, the remaining net book value of the asset or liability is removed from the balance sheet, the cash that is exchanged between the parties is recognized as either income or expense, the fair value of the new contract is recorded on the balance sheet and a gain or loss is recognized on the statement of operations. If a contract is to be accounted for as a modification, cash that is exchanged between the parties is added or subtracted to the basis of the asset or liability.

Accounting for Derivative Instruments and Hedging Activities - Effective January 1, 2001, NE LP and the Partnerships adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and 138 (collectively, FAS 133). As a result, beginning in January 2001, derivative instruments are recorded on NE LP's and the Partnerships' balance sheets as either an asset or liability (in prepaid expenses and other current assets and other accrued expenses) measured at fair value. NE LP and the Partnerships use derivative instruments (primarily swaps and options) to manage the commodity price risk inherent in power and fuel purchases.

For NE LP and the Partnerships, changes in the derivatives' fair values are recognized currently in earnings (in fuel costs) unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. Hedges are considered highly effective when a correlation coefficient of .8 or higher is achieved. All of the transactions that NE LP and the Partnerships have designated as hedges are cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into net income in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are passed through fuel expense.

In January 2001, NE LP and the Partnerships recorded an unrealized $18.3 million gain as the cumulative effect of adopting FAS 133, representing the effect of those derivative instruments for which hedge accounting was not applied. For those contracts where hedge accounting was applied, the adoption of the new rules resulted in a credit of approximately $4.3 million to other comprehensive income for NE LP and the Partnerships.

Effective July 1, 2003, NE LP and the Partnerships adopted FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). The statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. There was no financial statement impact upon adoption of FAS 149. However, the statement could have a significant future impact on the number of contracts that will be marked to market through earnings.

Effective October 1, 2003, NE LP and the Partnerships adopted Emerging Issues Task Force (EITF) Issue No. 03-11 (EITF 03-11), which provides guidance on whether to report realized gains or losses on physically settled derivative contracts not held for trading purposes on a gross or net basis and requires realized gains or losses on derivative contracts that do not settle physically to be reported on a net basis. The guidance in EITF 03-11 was applied to all periods presented and was applied using a revised definition of "physical delivery." Based on changes made by FAS 149, NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore, under these new rules, physical delivery has not occurred. Previously, NE LP and the Partnerships generally reported contracts requiring physical delivery of a commodity on a gross basis, even when an offsetting position existed. Under EITF 03-11 revenue was reduced by $4.0 million for the year ended December 31, 2003. There was no change to revenue in 2002 and 2001. Fuel cost was increased (decreased) by $3.9 million, $(7.3) million and $21.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts were reclassified from change in fair value of derivatives on the Consolidated and Combined Statements of Operations. Therefore, there was no change to net income in 2003, 2002 and 2001. Neither NE LP or the Partnerships had a significant change as a result of adopting EITF 03-11.

Effective October 1, 2003, NE LP and the Partnerships also adopted the U.S. Securities and Exchange Commission (SEC) staff guidance requiring the realized and unrealized effects of derivative instruments not accounted for as hedges to be reported within the same caption on the statements of operations. NE LP and the Partnerships had no significant change as a result of adopting the SEC staff guidance.

Accumulated other comprehensive income (loss) is separately displayed in NE LP's and the Partnerships' balance sheets. Included in NE LP's and the Partnerships' accumulated other comprehensive income at December 31, 2003 is approximately $1.2 million of net unrealized gains associated with cash flow hedges of forecasted fuel purchases through December 2004, all of which is expected to be reclassified into net income within the next twelve months. Accumulated other comprehensive income of NE LP and the Partnerships of approximately a $16.4 million gain was reclassified into net income for the twelve months ended December 31, 2003. Within other comprehensive income, approximately $15.2 million represents the effective portion of the net gain on cash flow hedges during the twelve months ended December 31, 2003.

Comprehensive income below includes net income and net unrealized gains (losses) on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $(1.2) million, and $4.3 million for the years ended December 31, 2003 and 2002, respectively.

	Comprehensive Income Twelve Months Ended December 31,

	2003	2002	2001

	(Thousands of Dollars)

NE LP	$60,707	$102,422	$15,623
The Partnerships	$78,553	$120,382	$33,675

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Cogeneration Facilities, Power Purchase Agreements and Carbon Dioxide Facility

Power Purchase Agreements - In 1986, NEA entered into three power purchase agreements with three Massachusetts utilities, and in 1988, NEA entered into two power purchase agreements with two Massachusetts utilities. Under the five power purchase agreements, NEA agreed to sell approximately 290 mw per year at initial floor prices per kwh subject to adjustment based on actual volumes purchased, fixed escalation factors and other conditions. Performance under certain of these agreements is secured by a second mortgage on the NEA facility. In 1987, NJEA entered into an agreement with a New Jersey utility to sell approximately 250 mw per year at an initial fixed price per kwh subject to adjustments, as defined in the agreement. These power purchase agreements have initial terms with expiration dates ranging from 2011 to 2021. The majority of the Partnerships' power sales to utilities are generated through these agreements. As such, the Partnerships are directly affected by changes in the power generation industry. Substantially all of the Partnerships' accounts receivable are with these utilities. The Partnerships do not require collateral or other security to support these receivables. However, management does not believe significant credit risk exists at December 31, 2003.

In February 2003, NJEA entered into an agreement to modify the gas index used for calculating the energy price in the power purchase agreement with a New Jersey utility. This modification was effective as of August 14, 2002 with the rate being adjusted annually on August 14th of each year. Since August 14, 2002, the New Jersey utility had been paying for power under the rate that was in effect prior to the modification and in March 2003 the New Jersey utility paid $9.2 million to NJEA representing the additional amount owed to NJEA using the agreed upon index. Payments for power delivered beginning February 1, 2003 through the end of the term of the power purchase agreement were made using the agreed upon index. In November 2003, this agreement was approved by the state regulatory authority. However, this agreement was terminated when the amended and restated power purchase agreement mentioned below became effective in December 2003.

In December 2003, NJEA's agreement with the New Jersey utility to amend and restate the power purchase agreement became effective. The agreement provides for, among other things, the ability to deliver electricity to the utility from sources other than NJEA's facility at NJEA's discretion. In connection with this restructuring, NJEA amended its remaining long-term gas supply agreement and terminated the long-term gas supply agreements with TEMI and PMI in January 2004. Under the terms of the amended long-term gas supply agreement, the supplier will provide all of the fuel required to run the facility when it is operating. NJEA also entered into two off-peak power purchase contracts with PMI and TEMI which were effective in January 2004. Under the terms of these contracts PMI and TEMI will sell power to NJEA to be sold by NJEA to the New Jersey utility.

For the years ended December 31, 2003, 2002 and 2001, power sale revenues from two different utilities accounted for approximately 40% and 46%, 39% and 49%, and 41% and 46%, respectively, of NE LP's and the Partnerships' total consolidated and combined revenues excluding energy bank revenues.

Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. While NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

Energy Bank Balances - Two of the power purchase agreements continue to have energy banks and record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. The energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, with the exception of the NEA power purchase agreement discussed below, some or all of the remaining amounts recorded in the energy banks will be required to be repaid. The remaining energy bank balance is partially secured by a letter of credit (see Note 7 - Energy Bank and Loan Collateral).

In December 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on one of the power purchase agreements (PPA) in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 was being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflected the position that, as of December 31, 2000, the energy bank balance represented deferred revenue and was being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the PPA. The power purchaser (Power Purchaser) disputed this position. The Power Purchaser contended that the energy bank balance was being adjusted monthly and could require a significant payment by NEA upon termination. On October 31, 2002, the Power Purchaser filed a demand for arbitration with the American Arbitration Association in this matter.

On March 31, 2003, the energy bank was terminated resulting in an $11.1 million gain for NEA. In connection with the termination, a settlement of the disputes in connection with the arbitration was reached between NE LP, acting on its behalf and on behalf of NEA, and another company (Agent), acting on its behalf and on behalf of the Power Purchaser. The registrants understand that the Agent acts as agent and representative of the Power Purchaser with respect to the PPA. Under the terms of the settlement, the arbitration was irrevocably dismissed and the related claims released, any energy bank obligations under the PPA were terminated, the energy bank balance of $22.2 million was eliminated, and NE LP paid approximately $11.1 million plus interest to the Agent in June 2003.

As a condition to this settlement, the Agent entered into an agreement (PMI Agreement) with PMI. Under the terms of the PMI Agreement, until termination of the PPA, PMI is to purchase power from the Agent under the same terms as the Agent purchases power under the PPA, as the Power Purchaser's agent and representative. Also, under the PMI Agreement the parties agreed to seek approvals and satisfy conditions for NEA to terminate the PPA on or before December 31, 2003. Those approvals and conditions included approvals under the indentures relating to the Funding Corp. and Acquisition Corp. secured notes and bonds. The parties have been unable to satisfy the conditions and will continue to operate under the existing terms of the PPA.

Steam Sales Agreements and Carbon Dioxide Facility - In order for the Partnerships' facilities to maintain qualifying facility status, the facilities are required to generate five percent of the thermal energy produced for sale to unrelated third parties. In 1990, NEA entered into an amended and restated steam sales agreement with a processor and seller of carbon dioxide. The amended and restated NEA steam sales agreement extended for the same term as the carbon dioxide facility's lease, with automatic extension for any renewal period under that lease. Pursuant to the steam sales agreement, NEA sold a portion of the steam generated by the NEA facility at a price that fluctuated based on changes in the price of a specified grade of fuel oil. In conjunction with this contract, NEA constructed the carbon dioxide facility and, in 1989, entered into a 16-year agreement to lease the facility to the steam user. Base rent under the lease was $0.1 million per month, adjusted by the operating results of the facility as outlined in the lease agreement. Additionally, NEA paid the steam user $0.1 million annually for administrative services related to the operation of the carbon dioxide facility.

In October 2002, NEA terminated all agreements with the steam sales user and lessee and entered into a new operating lease and ancillary agreements with a new lessee effective January 1, 2003 through September 14, 2016. Under the terms of the operating lease agreement, the lessee will operate and maintain NEA's carbon dioxide facility. Base rent under the lease is $0.1 million per month during the winter months as defined in the agreement and $0.2 million per month during the summer months as defined in the agreement. NEA is selling a portion of the steam at a minimum charge of $0.1 million during the winter months (as defined) and $0.2 million during the summer months (as defined). Both the base rent and base steam cost are adjusted every month by the operating results of the facility as defined in the agreement.

In 1989, NJEA entered into a 20-year steam sales agreement with a steam user adjacent to the NJEA facility. Under this agreement, NJEA sold a quantity of steam at a floor price that can increase based on changes in prices of coal. This agreement automatically renews for two consecutive five-year terms unless either party gives notice not to renew two years before the expiration of each of the prior terms.

In December 2003, in conjunction with the amended and restated power purchase agreement mentioned above, NJEA amended the steam sales agreement. Under the terms of the amendment NJEA is to pay a monthly fee of up to $0.4 million to the steam supplier when NJEA decides that it is not economically beneficial to operate the facility and therefore cannot sell steam to the steam supplier. NJEA no longer operates as a QF.

Fuel Supply, Transportation and Storage Agreements - Natural gas is provided to the NEA and NJEA facilities primarily under long-term contracts for supply, transportation and storage. The remaining fuel requirements are provided under short-term spot arrangements. The long-term natural gas supply is provided under contracts with ProGas, PSE&G, PMI and TEMI. Various pipeline companies provide transportation of the natural gas. Gas storage agreements provide contractual arrangements for the storage of limited volumes of natural gas with third parties for future delivery to the Partnerships.

The ProGas contract commenced in 1991, and the initial 15-year term was subsequently extended an additional seven years. The maximum total volume of gas to be delivered under the ProGas contracts was approximately 48,800 of MMBtu per day for NEA. The contract price, including transportation, of the ProGas supply delivered to the import point is determined with reference to a base price in 1990 and re-determined annually thereafter based on specified inflation indices. The PSE&G contract commenced in 1991 and provided for the sale and delivery to NJEA of up to 25,000 MMBtu per day of gas for a term of 20 years. The contract price of the PSE&G gas is established monthly using a contractually specified mechanism.

In March 2003, NEA bifurcated a fuel supply contract with one of its suppliers who provided approximately 75% of NEA's daily fuel requirements to manage the variable and fixed price volumes separately. In July 2003, NEA entered into two agreements with this supplier to terminate the variable price agreement that provided for the purchase of 13,399 MMBtu/day (Termination Agreement) and to partially terminate the fixed price agreement that provided for the purchase of 35,418 MMBtu/day (Partial Termination Agreement). These agreements were executed to hedge the Partnerships' exposure to natural gas prices in anticipation of other contract restructurings.

On August 31, 2003, the Termination Agreement became effective resulting in removal of a $39.2 million liability representing the unamortized deferred credit as of the termination date and a $15.2 million gain for NEA. In conjunction with this termination, NEA was to pay a termination fee of $24.0 million, of which $12.0 million was paid by the NE LP partners and recorded by NE LP as a capital contribution. Promissory notes were issued by the NE LP partners for the remaining $12.0 million. The notes bore interest at a rate of 6% per annum and were paid in full in January 2004.

NEA entered into two replacement long-term gas supply agreements with PMI and TEMI which became effective September 1, 2003. These two contracts provide NEA with the same combined quantity of natural gas and with pricing that is expected to be more favorable over the term of the agreements. Affiliates of PMI and TEMI have guaranteed certain of their respective obligations under the long-term gas supply agreements.

In connection with the amended and restated power purchase agreement mentioned above, in December 2003, NJEA amended its long-term gas supply agreement with PSE&G. Under the terms of the amended agreement, PSE&G will provide all of the fuel required to operate the facility when NJEA decides it is economically beneficial to do so. NJEA is required to pay a monthly fee of $0.2 million to PSE&G regardless of whether fuel is purchased during the month.

In 2002, the Partnerships restructured certain contracts. In conjunction with these restructurings NE LP paid fees of approximately $23.9 million of which $23.3 million was funded through capital contributions by its partners. A gain of approximately $45.1 million was recognized as a result of these restructuring activities.

During 2002, NJEA entered into two new long-term gas supply agreements with PMI and TEMI which became effective January 1, 2003. These new agreements provided the partnership with the same combined quantity of natural gas and with pricing that is more favorable to the partnership than the agreement previously in effect. Before restructuring, the prior agreement provided the partnership with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships. Affiliates of PMI and TEMI have guaranteed certain of their respective obligations under the new long-term gas supply agreements. In December 2003, these agreements were terminated in conjunction with the amended and restated power purchase agreement mentioned above.

All of the Partnerships' long-term contractual arrangements call for monthly demand charge payments. These demand charge payments reserve certain pipeline transportation capacity and are made regardless of the Partnerships' specified fuel requirements in any month and regardless of whether the Partnerships utilize the capacity reserved. These demand charges totaled approximately $36 million, $45 million and $46 million for the years ended December 31, 2003, 2002 and 2001, respectively. Total payments under such contracts were approximately $166.9 million, $163.9 million and $156.3 million in 2003, 2002 and 2001, respectively, inclusive of demand charges. Total charges under the contract with PSE&G, including transportation costs, during 2003, 2002 and 2001, were approximately $49.9 million, $31.2 million and $41.6 million, respectively. NEA's facility also has the capability to burn No. 2 fuel oil which is stored on site for contingency supply.

4. Loans Payable

Funding Corp. - The proceeds from the Funding Corp.'s secured notes (Funding Corp. Securities) were used to make loans to the Partnerships and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. The Funding Corp., and, thus, the Partnerships, have borrowings outstanding as follows:

	December 31,

	2003	2002

	(in thousands)
9.32% Senior Secured Bonds Due 2007	$180,574	$204,392
9.77% Senior Secured Bonds Due 2010	171,640	171,640

Total long-term debt	352,214	376,032
Less current maturities	28,564	23,818

Long-term debt, excluding current maturities	$323,650	$352,214

Interest on the Funding Corp. Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture. Future principal payments (in thousands) are as follows:

Year ending December 31:
2004	$28,564
2005	45,349
2006	52,641
2007	54,020
2008	51,801
Thereafter	119,839

Total	$352,214

The Funding Corp. Securities are not subject to optional redemption but are subject to mandatory redemption in certain limited circumstances involving the occurrence of an event of loss, as defined in the trust indenture, for which the Partnerships fail to or are unable to restore a facility.

The Funding Corp. Securities are unconditionally guaranteed, jointly and severally, by the Partnerships and are secured by a lien on, and a security interest in, substantially all of the assets of the Partnerships. The Partnerships are jointly and severally required to make scheduled payments to Funding Corp. on the notes on dates and in amounts identical to the scheduled payments of principal and interest on the Funding Corp. Securities. The Funding Corp. Securities, the guarantees thereon provided by the Partnerships and the Partnerships' notes are nonrecourse to the partners and are payable solely from the collateral pledged as security.

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

Acquisition Corp. - During 1998, the Acquisition Corp. issued $220 million of Secured Bonds Due 2011 (Acquisition Corp. Securities) for the purpose of reimbursing certain partners of NE LP for a portion of the $545 million in equity contributions used to acquire the Partnerships. The proceeds from the Acquisition Corp. Securities were loaned to NE LP and evidenced by a promissory note. Interest on the Acquisition Corp. Securities is payable semi-annually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture.

The Acquisition Corp. Securities are subject to optional redemption after June 30, 2008 at the redemption prices set forth in the trust indenture and are subject to extraordinary mandatory redemption at a redemption price of 100% of the principal amount thereof in certain limited circumstances as defined in the trust indenture.

The Acquisition Corp. Securities are unconditionally guaranteed by NE LP and are payable solely from payments to be made by NE LP under the promissory note. NE LP's obligations to make payments under the promissory note are nonrecourse to the direct and indirect owners of NE LP. Payments with respect to the NE LP promissory note and, therefore, in respect of the Acquisition Corp. Securities are effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships, including the guarantee by the Partnerships of their indebtedness. Repayment of the Acquisition Corp. Securities is guaranteed by all interests in the Partnerships. The Acquisition Corp. Securities rank senior to all subordinated indebtedness and rank evenly with all senior indebtedness that the Acquisition Corp. incurs in the future.

In December 2003, NE LP issued a $26.2 million note to an affiliate of NE LP to fund the payment to the New Jersey utility in accordance with the amended and restated power purchase agreement. The loan has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semi-annually beginning in June 2004.

Future principal payments (in thousands) by NE LP under these loans are as follows:

	Acquisition Corp. Securities	Note to Affiliate	Total

Year ending December 31:
2004	$8,800	$2,605	$11,405
2005	8,800	2,869	11,669
2006	13,200	3,112	16,312
2007	22,000	3,375	25,375
2008	22,000	3,661	25,661
Thereafter	127,600	10,566	138,166

Total	$202,400	$26,188	$228,588

5. Related Party Information

Administrative Services Agreement - NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement, which expires in 2018, provides for fees of a minimum of $0.6 million per year, subject to certain adjustments, and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2003, 2002 and 2001, the Partnerships incurred $0.6 million, $0.6 million and $0.7 million, respectively, in fees and reimbursed expenses under the agreement.

O&M Agreements - NE LP and an entity related to FPL Energy have entered into O&M agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $0.8 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2003, 2002 and 2001, the Partnerships incurred $1.6 million, $1.6 million and $1.7 million, respectively, in fees and reimbursed expenses under the agreements. See Note 7 - O&M of the Cogeneration Facilities.

Fuel Management Agreements - NE LP has entered into a fuel management agreement with an entity related to FPL Energy that provides for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements, which expire in 2023, provide for fees of a minimum of $0.5 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2003, 2002 and 2001, the Partnerships incurred $1.0 million, $0.9 million and $1.0 million, respectively, in fees and reimbursed expenses under the agreements.

Power Sales - From time to time, FPL Energy's power marketing subsidiary will purchase excess power produced by the Partnerships and resell the power to the marketplace. These purchases totaled $7.7 million, $3.3 million and $3.4 million in 2003, 2002 and 2001, respectively.

Fuel Contracts - As discussed in Note 3, in 2003 and 2002 NE LP entered into long-term gas supply agreements with an entity related to FPL Energy and an entity related to Tractebel, respectively. These agreements became effective in 2003 and will provide the Partnerships with the same combined quantity of natural gas that was being received under the agreements previously in effect.

The Partnerships pay a management fee to NE LP in an amount equal to the fees under the administrative services, O&M and fuel management agreements mentioned above.
Accrued expenses under the administrative services, O&M and fuel management agreements were $0.5 million and $0.9 million at December 31, 2003 and 2002, respectively.
6. Financial Instruments
The Partnerships have made use of derivative financial instruments to hedge their exposure to fluctuations in both interest rates and the price of natural gas.

The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To manage the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships manage their risk associated with purchases of natural gas through the use of natural gas swap agreements and options. The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas. The options consist of purchase call options to establish a maximum price for natural gas, and written call and put options were executed to offset the cost of the purchase call options. The contract amount of these agreements was 0.9 million MMBtu, 0.9 million MMBtu and 3.7 million MMBtu at December 31, 2003, 2002 and 2001, respectively. In order to manage the fixed price exposure of natural gas prices in 2003, the Partnerships entered into a costless collar in the fall of 2002 for 30,000 MMBtu with a floor of $3.60 per MMBtu and a ceiling at a corresponding price. The net gain reflected as a reduction in fuel costs resulting from the gas swap agreements and options was $16.4 million, $5.4 million and $7.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31,

	2003			2002

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(Thousands of Dollars)
Long-term debt of Partnerships/Funding Corp.(a)	$352,214	$361,064	(b)	$376,032	$357,558	(b)
Long-term debt of NE LP/Acquisition Corp.(a)	$228,588	$210,372	(b)	$211,200	$190,080	(b)

(a)	Includes current maturities.
(b)	Based on the bid price of the bonds at December 31, 2003 and 2002 and the book value of the affiliate note at December 31, 2003.

7. Commitments and Contingencies

Energy Bank and Loan Collateral - On December 31, 2003, the NEA energy bank letter of credit was renewed in a face amount of $54 million. The $54 million letter of credit expires on December 31, 2004 and can be drawn upon in multiple drawings in favor of the power purchaser in the event that a certain power purchase agreement has terminated at the time when there is a positive energy bank balance existing. The NEA power purchase agreements are also secured by a second mortgage on the NEA cogeneration facilities. In addition, on July 1, 2001, a letter of credit for loan collateral was renewed with a face amount of $23.6 million. The current amount of this letter of credit is $23.8 million and expires on December 31, 2004 and can be drawn upon in multiple drawings in the event that insufficient funds are available in the Partnership trust accounts to pay bond interest and principal.

A guaranty was made by a subsidiary of FPL Group in favor of the trustee under the indenture relating to the Acquisition Corp. Securities. The guarantor unconditionally and irrevocably guarantees the payment of an amount equal to 50% of the debt service reserve requirement with respect to the Acquisition Corp. Securities. The guaranty expired on December 31, 2003. However, it was automatically extended for a one-year period and will be automatically extended for successive one-year periods unless the guarantor gives notice that it will not renew. Pursuant to a reimbursement agreement, NE LP has agreed to repay any amounts paid under such guaranty.

O&M of the Cogeneration Facilities - An entity related to FPL Energy provides O&M services for the Partnerships. The Partnerships incurred $15.4 million, $13.8 million and $16.6 million for O&M expense for the year ended December 31, 2003, 2002 and 2001, respectively, of which $3.9 million, $3.4 million and $3.8 million, respectively, represented salaries paid to the O&M provider.

Operating Lease - NEA entered into a 26-year operating lease in 1986 for a parcel of land. The lease may be extended for another 25 years at the option of NEA. Lease payments (in thousands) under this non-cancelable operating lease are as follows:

Year ending December 31:
2004	$261
2005	273
2006	285
2007	297
2008	309
Thereafter	1,086

Total	$2,511

Lease expense under this agreement is recognized on a straight line levelized basis of approximately $0.2 million annually over the lease term.
8. Subsequent Event

In January 2004, a Partial Termination Agreement between NEA and one of its fuel suppliers became effective which resulted in removal of a $108.1 million liability representing the unamortized deferred credit as of the termination date, the addition of a $2.0 million asset representing the value of the remaining contract, and a $115.1 million gain. In conjunction with this partial termination, the fuel supplier paid the partnership $5.0 million and the partners of NE LP paid $12.0 million plus interest to the fuel supplier in satisfaction of the loans outstanding related to the Termination Agreement which became effective in August 2003. NEA entered into two additional replacement long-term gas supply agreements with PMI and TEMI which became effective in January 2004 and provide the partnership with natural gas at market prices.

9. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2003 and 2002 is as follows:

	March 31 (a)		June 30 (a)	September 30 (a)		December 31 (a)

	(Thousands of Dollars)
NE LP:
2003

Operating revenues	$108,221		$99,297	$101,824		$94,937
Operating income	$41,853	(b)	$26,394	$28,270		$14,434
Net income	$22,940	(b)	$9,336	$27,241	(c)	$2,374

2002

Operating revenues	$102,397		$90,547	$104,715		$92,852
Operating income	$29,378		$24,910	$35,604		$31,459
Net income	$15,341		$7,656	$18,697		$56,445	(c)

The Partnerships:
2003

Operating revenues	$108,221		$99,536	$101,930		$95,029
Operating income	$41,853	(b)	$26,637	$28,376		$14,522
Net income	$27,310	(b)	$14,010	$31,631	(c)	$6,786

2002

Operating revenues	$102,397		$90,547	$104,715		$92,852
Operating income	$29,378		$24,910	$35,604		$31,459
Net income	$19,889		$12,166	$23,156		$60,888	(c)

(a)

In the opinion of NE LP and the Partnerships, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods have been made. Results of operations for an interim period may not give a true indication of results for the year.

(b)			Includes gain on energy bank settlement.
(c)			Includes gain on restructuring of contracts.

INDEPENDENT AUDITORS' REPORT
ESI TRACTEBEL FUNDING CORP.:

We have audited the accompanying balance sheets of ESI Tractebel Funding Corp. (the "Company") as of December 31, 2003 and 2002, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Funding Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 23, 2004

ESI TRACTEBEL FUNDING CORP. BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	28,564	23,818

Total current assets	28,565	23,819

Notes receivable from the Partnerships	323,650	352,214

TOTAL ASSETS	$352,215	$376,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$28,564	$23,818

Debt securities payable	323,650	352,214

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$352,215	$376,033

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2003	2002	2001

Interest income	$35,264	$37,396	$39,300
Interest expense	(35,264)	(37,396)	(39,300)

NET INCOME	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Other - net	-	-	-

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from the Partnerships	23,818	22,688	20,160

Net cash provided by investing activities	23,818	22,688	20,160

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(23,818)	(22,688)	(20,160)

Net cash used in financing activities	(23,818)	(22,688)	(20,160)

Net change in cash	-	-	-
Cash at beginning of period	1	1	1

Cash at end of period	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$35,264	$37,396	$39,300

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2003, 2002and 2001

1. Nature of Business

ESI Tractebel Funding Corp. (Funding Corp.) is a Delaware corporation established in 1994 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3. The Funding Corp. acts as the agent of Northeast Energy Associates, a limited partnership, and North Jersey Energy Associates, a limited partnership (combined, the Partnerships) with respect to the securities and holds itself out as the agent of the Partnerships in all dealings with third parties relating to the securities. The Partnerships, owners of electric power generation stations in the northeastern United States, are owned indirectly by subsidiaries of ESI Energy, LLC (ESI Energy) and Tractebel Power, Inc. (Tractebel Power) and, thus, are related parties to the Funding Corp.

2. Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Variable Interest Entities (VIEs) - In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, "Consolidations of Variable Interest Entities." In December 2003, the FASB revised FIN 46, which partially delayed its effective date for public companies until the first quarter of 2004, but permitted companies to choose earlier adoption for some or all of their investments. FIN 46 requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary. Conversely, the reporting company would be required to deconsolidate VIEs which are currently consolidated when the company is not considered to be the primary beneficiary. Variable interests are contractual, ownership or other monetary interests in an entity that change with changes in the fair value of the entity's net assets exclusive of variable interests. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. Under their current structure, the Funding Corp. does not believe it will be required to consolidate any VIEs beginning in the first quarter of 2004.

3. The Securities

The Funding Corp. previously issued secured notes (Securities), the proceeds from which were used to make loans to the Partnerships and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. Borrowings outstanding are as follows:

	December 31,

	2003	2002

	(in thousands)
9.32% Senior Secured Bonds Due 2007	$180,574	$204,392
9.77% Senior Secured Bonds Due 2010	171,640	171,640

Total long-term debt	352,214	376,032
Less current maturities	28,564	23,818

Long-term debt, excluding current maturities	$323,650	$352,214

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. Future principal payments (in thousands) are as follows:

Year ending December 31:
2004	$28,564
2005	45,349
2006	52,641
2007	54,020
2008	51,801
Thereafter	119,839

Total	$352,214

The Securities are not subject to optional redemption but are subject to mandatory redemption in certain limited circumstances involving the occurrence of an event of loss, as defined in the trust indenture, for which the Partnerships fail to or are unable to restore a facility.

The Securities are unconditionally guaranteed, jointly and severally, by the Partnerships and are secured by a lien on, and a security interest in, substantially all of the assets of the Partnerships. The Partnerships are jointly and severally required to make scheduled payments to Funding Corp. on the notes on dates and in amounts identical to the scheduled payments of principal and interest on the Securities. The Securities, the guarantees thereon provided by the Partnerships and the Partnerships' notes are nonrecourse to the partners and are payable solely from the collateral pledged as security.

The trust indenture governing the Securities contains certain restrictions on certain activities of the Partnerships, including the incurrence of additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements, the use of proceeds from the issuance of the Securities and the execution of mergers, consolidations and sales of assets.

4. Financial Instruments

The estimated fair value of each of the Securities and the notes receivable from the Partnerships at December 31, 2003 and 2002 was $361 million and $358 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2003 and 2002 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

(Thousands of Dollars)
2003

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$-	$-	$-	$-

2002

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$-	$-	$-	$-

(a)

In the opinion of Funding Corp., all adjustments, which consist of only normal recurring accruals necessary to present a fair statement of the amounts shown for such period have been made. Results of operations for an interim period may not give a true indication of results for the year.

INDEPENDENT AUDITORS' REPORT
ESI TRACTEBEL ACQUISITION CORP.:

We have audited the accompanying balance sheets of ESI Tractebel Acquisition Corp. (the "Company") as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Acquisition Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 23, 2004

ESI TRACTEBEL ACQUISITION CORP. BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2003	2002

ASSETS
Current assets:
Current portion of note receivable from NE LP	$8,800	$8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	193,600	202,400

Total non-current assets	193,752	202,552

TOTAL ASSETS	$202,552	$211,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$27	$23
Current portion of debt securities payable	8,800	8,800

Total current liabilities	8,827	8,823

Non-current liabilities:
Debt securities payable	193,600	202,400
Other	72	85

Total non-current liabilities	193,672	202,485

TOTAL LIABILITIES	202,499	211,308

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued
Retained earnings	53	44

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$202,552	$211,352

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2003	2002	2001

Interest income	$16,699	$17,402	$17,578
Interest expense	(16,686)	(17,389)	(17,564)

Income before income taxes	13	13	14
Income tax expense	(4)	(4)	(5)

NET INCOME	$9	$9	$9

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9	$9	$9
Adjustments to reconcile net income to net cash provided by operating activities:
Other - amortization of deferred gain resulting from hedge	(9)	(9)	(9)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from NELP	8,800	8,800	-

Net cash provided by investing activities	8,800	8,800	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(8,800)	(8,800)	-

Net cash used in financing activities	(8,800)	(8,800)	-

Net change in cash	-	-	-
Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,699	$17,402	$17,578

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2003, 2002 and 2001 (Thousands of Dollars)

	Common Stock	Retained Earnings	Stock- holders' Equity

Balances, December 31, 2000	$-	26	26
Net income	-	9	9

Balances, December 31, 2001	-	35	35
Net income	-	9	9

Balances, December 31, 2002	-	44	44
Net income	-	9	9

Balances, December 31, 2003	$-	$53	$53

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2003, 2002 and 2001

1. Nature of Business

ESI Tractebel Acquisition Corp. (Acquisition Corp.) is a Delaware corporation established on January 12, 1998 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy, LLC (ESI Energy) and by Tractebel Power, Inc. (Tractebel Power). The Acquisition Corp. acts as the agent of Northeast Energy, LP (NE LP) with respect to the securities and holds itself out as the agent of NE LP in all dealings with third parties relating to the securities. NE LP is a Delaware limited partnership that was established on November 21, 1997 for the purpose of acquiring ownership interests in two electric power generation stations in the northeastern United States (the Partnerships). NE LP is also owned by subsidiaries of ESI Energy and Tractebel Power.

2. Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Variable Interest Entities (VIEs) - In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, "Consolidations of Variable Interest Entities." In December 2003, the FASB revised FIN 46, which partially delayed its effective date for public companies until the first quarter of 2004, but permitted companies to choose earlier adoption for some or all of their investments. FIN 46 requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both. The company that is required to consolidate the VIE is called the primary beneficiary. Conversely, the reporting company would be required to deconsolidate VIEs which are currently consolidated when the company is not considered to be the primary beneficiary. Variable interests are contractual, ownership or other monetary interests in an entity that change with changes in the fair value of the entity's net assets exclusive of variable interests. An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest. Under their current structure, the Acquisition Corp. does not believe it will be required to consolidate any VIEs beginning in the first quarter of 2004.

3. The Securities

On February 12, 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011 (Securities). The proceeds from the Securities were loaned to NE LP, evidenced by a promissory note, for the purpose of reimbursing certain partners of NE LP for a portion of the $545 million in equity contributions used to acquire the Partnerships. The Securities are unconditionally guaranteed by NE LP. Borrowings outstanding at December 31, 2003 and 2002 were $202.4 million and $211.2 million, respectively.

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture. Future principal payments (in thousands) are as follows:

Year ending December 31:
2004	$8,800
2005	8,800
2006	13,200
2007	22,000
2008	22,000
Thereafter	127,600

Total long-term debt	202,400
Less current maturities	8,800

Long-term debt, excluding current maturities	$193,600

The Securities are subject to optional redemption after June 30, 2008 at the redemption prices set forth in the trust indenture and are subject to extraordinary mandatory redemption at a redemption price of 100% of the principal amount thereof in certain limited circumstances as defined in the trust indenture.

The Securities are unconditionally guaranteed by NE LP and are payable solely from payments to be made by NE LP under the promissory note and bond guaranty. NE LP's obligations to make payments under the promissory note are nonrecourse to the direct and indirect owners of NE LP. Payments with respect to the promissory note and, therefore, in respect of the Securities are effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships, including the guarantee by the Partnerships of their indebtedness. Repayment of the Securities is guaranteed by all interests in the Partnerships. The Securities rank senior to all subordinated indebtedness and rank evenly with all senior indebtedness that the Acquisition Corp. incurs in the future.

4. Financial Instruments

The estimated fair value of each of the Securities and the note receivable from NE LP at December 31, 2003 and 2002 was $184 million and $190 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5. Income Taxes

The Acquisition Corp. acts as the agent of NE LP with respect to the Securities and holds itself out as the agent of NE LP in all dealings with third parties relating to the Securities. Accordingly, as a result of the agency relationship, all tax activity of the Acquisition Corp. for federal and state income tax purposes represents amounts due to NE LP.

6. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2003 and 2002 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

(Thousands of Dollars)
2003

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$2	$2	$3	$2

2002

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$3	$2	$3	$1

(a)

In the opinion of Acquisition Corp., all adjustments, which consist of only normal recurring accruals necessary to present a fair statement of the amounts shown for such period have been made. Results of operations for an interim period may not give a true indication of results for the year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, the registrants performed an evaluation, under the supervision and with the participation of the registrants' management, including the chief executive officer and chief financial officer of each of the registrants (Principal Officers), of the effectiveness of the design and operation of the registrants' disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers concluded that the registrants' disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants' reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the registrants cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

(b) Changes in Internal Controls

There has been no change in the registrants' internal control over financial reporting that occurred during the registrants' most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART III
Item 10. Directors and Executive Officers of the Registrants
Management Committee of NE LP and the Partnerships

Nathan E. Hanson. Mr. Hanson, 39, is director of business management of FPL Energy. He was appointed to the NE LP Management Committee by ESI GP in March 2000. He was formerly operations manager for Intercontinental Energy Corporation, a developer of independent power projects, from 1995 to 1998.

Eric M. Heggeseth. Mr. Heggeseth, 51, is senior vice president of Tractebel Power. He was appointed to the NE LP Management Committee by Tractebel GP in March 1998.

Michael L. Leighton. Mr. Leighton, 58, is senior vice president and chief operating officer of FPL Energy. He was formerly vice president of project development of FPL Energy from April 1994 to April 2000. He was appointed to the NE LP Management Committee by ESI GP in May 2000.

William C. Harper. Mr. Harper, 44, is a senior vice president-fuels of Tractebel Power. He was formerly vice president-fuels for Cogen Technologies, a developer of independent power projects, from January 1992 to February 1999. He was appointed to the NE LP management committee by Tractebel GP in December 2001.

Directors of the Funding Corp. and the Acquisition Corp.

Michael L. Leighton. Mr. Leighton, 58, is senior vice president and chief operating officer of FPL Energy. He was formerly vice president of project development of FPL Energy from April 1994 to April 2000. He has been a director of the Funding Corp. and the Acquisition Corp. since December 2001.

Eric M. Heggeseth. Mr. Heggeseth, 51, is senior vice president of Tractebel Power. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.
Werner E. Schattner. Mr. Schattner, 58, is executive vice president of Tractebel Power. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.

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

None of the registrants have adopted a code of ethics for their senior executive and financial officers; however, such officers (including the registrants' principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions) are governed by a code of ethics for senior executive and financial officers of FPL Group, Inc. FPL Group's code of ethics for senior executive and financial officers can be accessed in the "Governance " section on FPL Group's website at www.fplgroup.com or obtained, without charge, by writing to FPL Group for a printed copy at FPL Group, Inc., 700 Universe Boulevard, Juno Beach, Florida 33408-0420, Attention: Investor Relations.

The registrants have no audit committee, and therefore have no audit committee financial expert.
Item 11. Executive Compensation
None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Partnerships and NE LP. The following table sets forth the direct and indirect interests of ownership:

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	Percentage Interest

Partnerships:
General and Limited Partnership Interest	NE LP(a)	General Partner	98%	LP
			1%	GP
Limited Partnership Interest	NE LLC(a)	Limited Partner	1%	LP

NE LP:
General Partnership Interest	ESI GP(a)	General Partner in NE LP	1%	GP
General Partnership Interest	Tractebel GP(b)	General Partner in NE LP	1%	GP
Limited Partnership Interest	ESI LP(a)	Limited Partner in NE LP	49%	LP
Limited Partnership Interest	Tractebel LP(b)	Limited Partner in NE LP	49%	LP

(a)			The address for each of NE LP, NE LLC, ESI GP and ESI LP is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for each of Tractebel GP and Tractebel LP is c/o Tractebel Power, Inc., 1177 West Loop South, Suite 900, Houston, Texas 77027.

The Funding Corp. The following table sets forth the number of shares and percentage owned of the Funding Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities (unless otherwise indicated the owner has sole voting and investment power):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Interest

Common Stock	ESI Northeast Funding(a)	3,750	37.5%
Common Stock	Tractebel Power(b)	3,750	37.5%
Common Stock	Broad Street(c)	2,500	25.0%

(a)			The address for ESI Northeast Funding is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for Tractebel Power is 1177 West Loop South, Suite 900, Houston, Texas 77027.
(c)			The address for Broad Street is Two Wall Street, New York, New York 10005. Broad Street is a nominee of the Trustee and its sole purpose is to provide an independent director.

The Acquisition Corp. The following table sets forth the number of shares and percentage owned of the Acquisition Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities (unless otherwise indicated the owner has sole voting and investment power):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Interest

Common Stock	ESI Northeast Acquisition(a)	10	50.0%
Common Stock	Tractebel Power(b)	10	50.0%

(a)			The address for ESI Northeast Acquisition is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for Tractebel Power is 1177 West Loop South, Suite 900, Houston, Texas 77027.

Securities Authorized for Issuance Under Equity Compensation Plans. None.
Item 13. Certain Relationships and Related Transactions

Administrative Services Agreement - NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement, which expires in 2018, provides for fees of a minimum of $0.6 million per year, subject to certain adjustments, and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2003, 2002 and 2001, the Partnerships incurred $0.6 million, $0.6 million and $0.7 million, respectively, in fees and reimbursed expenses under the agreement.

O&M Agreements - NE LP and an entity related to FPL Energy have entered into O&M agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $0.8 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2003, 2002 and 2001, the Partnerships incurred $1.6 million, $1.6 million and $1.7 million, respectively, in fees and reimbursed expenses under the agreements.

Fuel Management Agreements - NE LP has entered into fuel management agreements with an entity related to FPL Energy that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements, which expire in 2023, provide for fees of a minimum of $0.5 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2003, 2002 and 2001, the Partnerships incurred $1.0 million, $0.9 million and $1.0 million, respectively, in fees and reimbursed expenses under the agreements.

Power Sales - From time to time, FPL Energy's power marketing subsidiary will purchase excess power produced by the Partnerships and resell the power to the marketplace. These purchases totaled $7.7 million, $3.3 million and $3.4 million in 2003, 2002 and 2001, respectively.

Fuel Contracts - As discussed in Note 3, in 2002, NJEA entered into two long-term gas supply agreements with PMI and TEMI, respectively. These agreements became effective January 1, 2003 and will provide the partnership with the same combined quantity of natural gas that was being received under the agreement previously in effect. Before restructuring, the prior agreement provided the partnership with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships. In December 2003, these agreements were terminated in conjunction with the amended and restated power purchase agreement between NJEA and a New Jersey utility.

In August 2003, NEA entered into two long-term gas supply agreements with PMI and TEMI. These agreements became effective September 1, 2003 and provide NEA with the same combined quantity of natural gas and with pricing expected to be more favorable over the term of the agreements.

PART IV

Item 14. Principal Accountant Fees and Services

Fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche), were $156 thousand for "Audit Fees" and $33 thousand for "Audit-Related Fees" in 2003, and $114 thousand for "Audit Fees" in 2002. No fees in the categories "Tax Fees" and "All Other Fees" were incurred by the registrants in 2003. No fees in the categories "Audit-Related Fees," "Tax Fees" and "All Other Fees" were incurred by the registrants in 2002. Audit Fees represent audit fees billed for professional services rendered for the audits of NE LP, NEA, NJEA, Funding Corp. and Acquisition Corp. annual financial statements for the fiscal years ended 2003 and 2002, the review of financial statements included in the registrants' Quarterly Reports on Form 10-Q for the fiscal years ended 2003 and 2002, and other services related to SEC and Bondholder matters. Audit-Related Fees relate to accounting and auditing consultations related to contract restructurings in 2003.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements	Page(s)

		NE LP:
		Independent Auditors' Report	18
		Consolidated Balance Sheets	19
		Consolidated Statements of Operations	20
		Consolidated Statements of Cash Flows	21
		Consolidated Statements of Partners' Equity	22
		Notes to Consolidated Financial Statements	27-35

		Partnerships:
		Independent Auditors' Report	18
		Combined Balance Sheets	23
		Combined Statements of Operations	24
		Combined Statements of Cash Flows	25
		Combined Statements of Partners' Equity	26
		Notes to Combined Financial Statements	27-35

		Funding Corp.:
		Independent Auditors' Report	36
		Balance Sheets	37
		Statements of Operations	38
		Statements of Cash Flows	39
		Notes to Financial Statements	40-41

		Acquisition Corp.:
		Independent Auditors' Report	42
		Balance Sheets	43
		Statements of Operations	44
		Statements of Cash Flows	45
		Statements of Stockholders' Equity	46
		Notes to Financial Statements	47-48

2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

3.	Exhibits including those Incorporated by Reference

Exhibit No.	Description
3.1(1)	Certificate of Incorporation of the Funding Corp.
3.1.1(5)	Certificate of Amendment of Certificate of Incorporation of the Funding Corp. as filed with the Secretary of State of the State of Delaware on February 3, 1998
3.1.2(6)	Certificate of Incorporation of the Acquisition Corp. as filed with the Secretary of State of the State of Delaware on January 12, 1998
3.2(5)	By-laws of the Funding Corp.
3.2.1(6)	By-laws of the Acquisition Corp.
3.3(5)

Amended and Restated Certificate of Limited Partnership of NEA as filed with the Secretary of State of the Commonwealth of Massachusetts on March 31, 1986, as amended and restated on January 9, 1987 and November 6, 1987, as further amended on July 6, 1989 and as amended and restated on February 16, 1998

3.4(5)

Amended and Restated Certificate of Limited Partnership of NJEA as filed with the Secretary of State of the State of New Jersey on November 3, 1986, as amended and restated on January 14, 1987, June 25, 1987, March 4, 1988 and February 16, 1998

3.5(5)	Amended and Restated Agreement of Limited Partnership of NEA dated as of November 21, 1997
3.6(5)	Amended and Restated Agreement of Limited Partnership of NJEA dated as of November 21, 1997
3.7(5)	Certificate of Limited Partnership of NE LP, a Delaware limited partnership, as filed with the Secretary of State of the State of Delaware on November 21, 1997
3.8(5)	Agreement of Limited Partnership of NE LP, a Delaware limited partnership, dated as of November 21, 1997
4.1(1)	Trust Indenture dated as of November 15, 1994, among the Partnerships, the Funding Corp. and the Trustee
4.2(1)	First Supplemental Indenture dated as of November 15, 1994, among the Partnerships, the Funding Corp and the Trustee, including forms of the securities
4.3(1)	Credit Agreement dated as of December 1, 1994, among the Partnerships, each of the institutions referred to therein and Sanwa Bank Limited, New York Branch (Sanwa)
4.4(1)

Collateral Agency Agreement dated as of December 1, 1994 among the Partnerships, the Funding Corp., the Trustee, Sanwa, the Swap Providers (as defined therein) and State Street Bank and Trust Company, as Collateral Agent

4.5(1)	Amended and Restated Project Loan and Credit Agreement dated as of December 1, 1994, between the Partnerships and the Funding Corp.
4.6(1)	Partnerships' Guarantee Agreement dated as of December 1, 1994, between the Partnerships and the Trustee
4.7(1)

Registration Rights Agreement dated as of November 21, 1994, among the Partnerships, the Funding Corp., Chase Securities, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated and Salomon Brothers, Inc.

4.8(1)	Pledge, Trust and Intercreditor Agreement dated as of December 1, 1994 among the Partnerships, Sanwa, and Sanwa Bank Trust Company of New York and the Trustee
4.9(1)	Assignment and Security Agreement dated as of December 1, 1994, between the Funding Corp. and the Trustee
4.10(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between the Partnerships, NE LP and the Trustee
4.11(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NEA and the Trustee
4.12(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NJEA and the Trustee
4.13(1)	Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 1, 1994, made by NEA in favor of the Trustee
4.14(1)	Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Additional Properties) dated as of December 1, 1994, made by NEA in favor of the Trustee
4.15(1)	Amended and Restated Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 1, 1994, made by NJEA in favor of the Trustee
4.16(1)	Amended and Restated Stock Pledge Agreement dated as of December 1, 1994, between NJEA and the Trustee
4.17(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Bellingham Mortgage dated as of June 28, 1989
4.18(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Bellingham Mortgage dated August 10, 1989
4.19(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Sayreville Mortgage dated June 28, 1989
4.20(1)	Assignment of Security Agreements dated as of December 1, 1994, among The Chase Manhattan Bank (National Association), the Trustee, the Partnerships, the Funding Corp. and NE LP
4.21(5)	Second Supplemental Trust Indenture dated as of January 14, 1998 among the Funding Corp., NEA, NJEA and the Trustee
4.22(5)	Amendment to Amended and Restated Assignment and Security Agreement by and between NEA, NJEA, NE LP and the Trustee dated as of January 14, 1998
4.23(5)	Termination of Pledge, Trust and Intercreditor Agreement dated as of January 30, 1998 among NEA, NJEA, Sanwa, Sanwa Bank and Trust Company of New York and the Trustee
4.24(6)	Indenture, dated as of February 19, 1998 among the Acquisition Corp., NE LP, NE LLC, and the Trustee
4.25(6)	Registration Rights Agreement, dated as of February 19, 1998 by and among the Acquisition Corp., NE LP, and Goldman Sachs & Co.
4.26(6)	Company & Partner Pledge Agreement dated as of February 19, 1998 by and among the Acquisition Corp., NE LP, NE LLC in favor of the Trustee
4.27(6)	Sponsor Pledge Agreement dated as of February 19, 1998 by and among ESI Northeast Acquisition, ESI GP, ESI LP, Tractebel GP, Tractebel LP, and Tractebel Power in favor of the Trustee
10.1(1)	Accommodation Agreement dated as of June 28, 1989, between NEA, BECO, Commonwealth, Montaup, and The Chase Manhattan Bank (National Association)
10.2.1(1)	Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Sayreville O&M Agreement"), between NJEA and Westinghouse Power
10.2.2(1)	Letter Agreement regarding the Sayreville Heat Rate dated June 23, 1993, between NJEA and Westinghouse Power
10.2.3(1)	Letter Agreement regarding extension of the Sayreville O&M Agreement dated June 23, 1993, between Westinghouse Power and NJEA
10.2.4(1)	Second Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Bellingham O&M Agreement"), between NEA and Westinghouse Power
10.2.5(1)	Letter Agreement regarding the Bellingham Heat Rate dated June 23, 1993, between NEA and Westinghouse
10.2.6(1)	Letter Agreement regarding extension of the Bellingham O&M Agreement dated June 23, 1993, between NEA and Westinghouse Power
10.2.7(2)	Amendment No. 1 to the Bellingham O&M Agreement, dated as of May 1, 1995, by and between NEA and Westinghouse Power
10.3.1(1)	Power Purchase Agreement dated as of April 1, 1986 (the "BECO I Power Purchase Agreement"), between NEA and Boston Edison
10.3.2(1)	First Amendment to the BECO I Power Purchase Agreement dated as of June 8, 1987, between Boston Edison and NEA
10.3.3(1)	Second Amendment to the BECO I Power Purchase Agreement dated as of June 21, 1989, between Boston Edison and NEA
10.3.4(1)	Power Purchase Agreement dated as of January 28, 1988 (the "BECO II Power Purchase Agreement"), between NEA and Boston Edison
10.3.5(1)	First Amendment to the BECO II Power Purchase Agreement dated as of June 21, 1989, between NEA and Boston Edison
10.3.6(1)	Power Sale Agreement dated as of November 26, 1986 (the "Commonwealth I Power Purchase Agreement"), between NEA and Commonwealth
10.3.7(1)	First Amendment to the Commonwealth I Power Purchase Agreement dated as of August 15, 1988, between Commonwealth and NEA
10.3.8(1)	Second Amendment to the Commonwealth I Power Purchase Agreement dated as of January 1, 1989, between Commonwealth and NEA
10.3.9(1)	Power Sale Agreement dated as of August 15, 1988 (the "Commonwealth II Power Purchase Agreement"), between NEA and Commonwealth
10.3.10(1)	First Amendment to the Commonwealth II Power Purchase Agreement dated as of January 1, 1989, between NEA and Commonwealth
10.3.11(1)	Power Purchase Agreement dated as of October 17, 1986 (the "Montaup Power Purchase Agreement"), between NEA and Montaup
10.3.12(1)	First Amendment to the Montaup Power Purchase Agreement dated as of June 28, 1989, between Montaup and NEA
10.3.13(1)	Power Purchase Agreement dated as of October 22, 1987 (the "JCP&L Power Purchase Agreement"), between NJEA and JCP&L
10.3.14(1)	First Amendment to the JCP&L Power Purchase Agreement dated as of June 16, 1989, between JCP&L and NJEA
10.4.1(1)

Firm Transportation Service Agreement dated as of February 28, 1994, among CNG Transmission Corporation, a Delaware corporation ("CNG"), NEA, ProGas U.S.A., Inc., a Delaware corporation ("ProGas USA") and ProGas

10.4.2(1)	Firm Gas Transportation Agreement (Rate Schedule X-320) dated as of February 27, 1991, between NEA and Transcontinental Gas Pipe Line Corporation, a Delaware corporation ("Transco")
10.4.3(1)	Rate Schedule X-35 Firm Gas Transportation Agreement dated as of October 1, 1993, between NEA and Algonquin Gas Transmission Company, a Delaware corporation ("Algonquin")
10.4.4(1)	Service Agreement for Rate Schedule FTS-5 dated as of February 16, 1994, between NEA and Texas Eastern Transmission Corporation, a Delaware corporation ("Texas Eastern")
10.4.5(1)	ProGas/TransCanada NE Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada Pipelines Limited, an Ontario corporation ("TransCanada")
10.4.6(1)	Northeast Gas Substitution Agreement dated as of July 30, 1993, among ProGas, NEA and TransCanada
10.4.7(1)	Northeast Notice and Consent dated as of July 30, 1993, among NEA, ProGas and TransCanada
10.4.8(1)	ProGas NE Producer Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada
10.4.9(1)	Firm Transportation Service Agreement dated as of February 28, 1994, among CNG, NJEA, ProGas USA and ProGas
10.4.10(1)	Firm Gas Transportation Agreement (Rate Schedule X-319) dated as of February 27, 1991, between Transco and NJEA
10.4.11(1)	Gas Purchase and Sales Agreement dated as of May 4, 1989 (the "PSE&G Agreement"), between NJEA and PSE&G
10.5.1(1)	Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NEA
10.5.2(1)	Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NJEA
10.5.3(2)	Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT dated as of February 1, 1996, by and between CNG and NEA
10.5.4(2)	Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT dated as of February 1, 1996, by and between CNG and NJEA
10.6.1(1)	Gas Purchase Contract dated as of May 12, 1988 (the "Bellingham ProGas Agreement"), between ProGas and NEA
10.6.2(1)	First Amending Agreement to the Bellingham ProGas Agreement dated as of April 17, 1989, between ProGas and NEA
10.6.3(1)	Second Amending Agreement to the Bellingham ProGas Agreement dated as of June 23, 1989, between ProGas and NEA
10.6.4(1)	Amending Agreement to the ProGas Agreements (as defined below) dated as of November 1, 1991, between ProGas, NEA and NJEA
10.6.5(1)	Third Amending Agreement to the Bellingham ProGas Agreement dated as of July 30, 1993, between ProGas and NEA
10.6.6(1)	Letter Agreement regarding the Bellingham ProGas Agreement dated as of September 14, 1992, between ProGas and NEA
10.6.7(1)	Letter Agreement regarding the Bellingham ProGas Agreement dated as of July 30, 1993, between ProGas and NEA
10.7.1(1)	Amended and Restated Steam Sales Agreement dated as of December 21, 1990, between NEA and NECO-Bellingham, Inc., a Massachusetts corporation ("NECO")
10.7.2(1)	Industrial Steam Sales Contract dated as of June 5, 1989, between NJEA and Hercules Incorporated, a Delaware corporation ("Hercules")
10.8.1(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 29, 1989, between NEA and BECO
10.8.2(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 6, 1989, between NEA and Commonwealth
10.8.3(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 28, 1989, between NEA and Montaup
10.9(1)	Amended and Restated Interconnection Agreement dated as of September 24, 1993, between BECO and NEA
10.10. 1(4)	Guaranty of Contract for Operation and Maintenance dated May 12, 1995 by Westinghouse Power
10.10.2(1)	Licensing Agreement for the Fluor Daniel Carbon Dioxide Recovery Process dated as of June 28, 1989, between Fluor Daniel Inc., a California corporation ("Fluor Daniel"), and NEA
10.11.1(1)	Ground Lease Agreement dated as of June 28, 1989, between NJEA and ETURC
10.11.2(1)	Agreement of Sublease dated as of June 28, 1989, between ETURC and NJEA
10.11.3(1)	Lease of Property dated as of June 1, 1986, between Prestwich Corporation and NE LP
10.12.1(1)	Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust Company of New York under the Pledge, Trust and Intercreditor Agreement
10.12.2(1)	Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust Company of New York under the Pledge, Trust and Intercreditor Agreement
10.13(1)	Agreement between the Water and Sewer Commissioners of the Town of Bellingham and NEA dated as of December 13, 1988 and December 30, 1988, respectively
10.14(1)	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated June 29, 1989, by NEA in favor of BECO, Commonwealth and Montaup
10.15(3)	Declaration of Easements, Covenants, and Restrictions dated as of June 28, 1989 by NEA
10.16(5)	Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP and FPLE Operating Services
10.17(5)	Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP and FPLE Operating Services
10.18(5)	Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998, by and between NE LP and ESI Northeast Fuel, assigned by NE LP to NEA on January 20, 1998
10.19(5)	Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998, by and between NE LP and ESI Northeast Fuel, assigned by NE LP to NJEA on January 20, 1998
10.20(5)	Administrative Services Agreement dated as of November 21, 1997 between NE LP and ESI GP
10.21(6)	Reimbursement Agreement dated as of November 21, 1997 by and among FPL Group Capital, Tractebel Power and NE LP
10.22(7)	Termination Agreement, dated August 9, 2002, between ProGas and NJEA
10.23(8)	Base Contract for Sale and Purchase of Natural Gas, dated October 2, 2002, between PMI and NJEA
10.24(8)	Base Contract for Sale and Purchase of Natural Gas, dated September 26, 2002, between TEMI and NJEA
10.25(8)	Guarantee, dated October 2, 2002, between FPL Group Capital Inc and NJEA
10.26(8)	Guaranty, dated October 2, 2002, by Tractebel S.A. in favor of NJEA
10.27(9)	Operating Lease Agreement dated as of October 10, 2002 between NEA and The BOC Group, Inc.
10.28(9)	On-Site Steam Supply Agreement between NEA and The BOC Group, Inc. dated as of October 10, 2002
10.29(9)	Three Party Agreement dated as of October 10, 2002 among The BOC Group, Inc., Praxair, Inc. and NEA
10.30(9)	Consent and Agreement dated as of October 10, 2002 among The BOC Group, Inc. and Praxair, Inc.
10.31(9)	Flue Gas Supply Agreement dated as of October 10, 2002 between NEA and Praxair, Inc.
10.32(9)	BOC Flue Gas Agreement of Sale dated as of October 10, 2002 by and between The BOC Group, Inc. and NEA
10.33(9)	Agreement dated February 28, 2003 between JCP&L and NJEA relating to the Power Purchase Agreement dated as of October 22, 1987, as amended
10.34(9)	Transition Services Agreement dated as of October 11, 2002 by and between The BOC Group, Inc. and NEA
10.35(10)	Service Agreement, dated February 1, 2003, between Transcontinental Gas Pipe Line Corporation and NJEA
10.36(10)	Service Agreement, dated February 1, 2003, between Transcontinental Gas Pipe Line Corporation and NEA
10.37(10)	Amending Agreement, dated as of March 1, 2003, between ProGas and NEA
10.38(11)	Termination Agreement, dated as of July 11, 2003, between ProGas and NEA
10.39(11)	Partial Termination Agreement, dated July 11, 2003, between ProGas and NEA
10.40(12)	Base Contract for Sale and Purchase of Natural Gas, dated August 1, 2003, between PMI and NEA
10.41(12)	Base Contract for Sale and Purchase of Natural Gas, dated August 1, 2003, between TEMI and NEA
10.42(12)	Guarantee, dated August 1, 2003, by FPL Group Capital in favor of NEA
10.43(12)	Guaranty, dated August 1, 2003, by Tractebel S.A. in favor of NEA
10.44(12)	First Amendment to Guarantee, dated August 1, 2003, by FPL Group Capital, with the consent and acknowledgement of NEA
10.45(12)	First Amendment to Guarantee, dated October 2, 2002, by FPL Group Capital, with the consent and acknowledgement of NJEA
10.46	Amended and Restated Power Purchase Agreement dated as of May 16, 2003 by and between NJEA and JCP&L
10.47	Sayreville Execution Agreement dated May 16, 2003 between JCP&L and NJEA
10.48	Amendment to Gas Purchase and Sales Agreement dated as of August 20, 2003 by and between PSE&G and NJEA
10.49	Capacity Transfer Agreement dated October 9, 2003 between NJEA and PSE&G Energy Resources & Trade LLC
10.50	Termination Agreement dated as of October 21, 2003 between Hercules Incorporated and NJEA
10.51	Letter Agreement dated October 9, 2003 by and between PSE&G and NJEA
10.52	First Amendment to Amended and Restated Power Purchase Agreement dated as of October 21, 2003 by and between NJEA and JCP&L
10.53	First Amendment to Industrial Steam Sales Contract dated as of December 16, 2003 by and between NJEA and Hercules Incorporated
10.54	Second Amendment to Amended and Restated Power Purchase Agreement dated as of December 16, 2003 by and between NJEA and JCP&L
10.55	Interim Agreement dated December 18, 2003 by and between NJEA and JCP&L
10.56	Guaranty dated as of December 23, 2003 by Suez-Tractebel S.A. in favor of PSE&G
10.57	Guarantee dated as of December 23, 2003 by FPL Group Capital Inc in favor of PSE&G
10.58	Termination Agreement dated December 23, 2003 by and between NJEA and TEMI
10.59	Termination Agreement dated December 23, 2003 by and between NJEA and PMI
21	Subsidiaries of the Registrants
31(a)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
31(c)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp.
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
31(e)

Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

31(f)

Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

31(g)

Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

31(h)

Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

31(i)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP
31(j)

Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP

32(a)	Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
32(b)	Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
32(c)

Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

32(d)

Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

32(e)

Section 1350 Certification of President (equivalent to the Chief Executive Officer) and Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP

(1)	Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by the Funding Corp. on February 9, 1995 (file no. 33-87902).
(2)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on April 1, 1996 (file nos. 33-87902,33-87902-01 and 33-87902-02).
(3)	Incorporated herein by reference from the Quarterly Report on Form 10-Q filed by the Funding Corp. and the Partnerships on November 14, 1996 (file nos. 33-87902,33-87902-01 and 33-87902-02).
(4)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 31, 1997 (file nos. 33-87902,33-87902-01 and 33-87902-02).
(5)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 27, 1998 (file nos. 33-87902,33-87902-01 and 33-87902-02).
(6)

Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by the Acquisition Corp. and NE LP on May 12, 1998 (file nos. 333-52397 and 333-52397-01).

(7)

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on August 14, 2002 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01.

(8)

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on November 14, 2002 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(9)

Incorporated herein by reference from the Annual Report on Form 10-K filed by the registrants with the Securities and Exchange Commission on March 31, 2003 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(10)

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on May 13, 2003 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(11)

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on August 13, 2003 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(12)

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on November 13, 2003 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

The registrants agree to furnish to the Securities and Exchange Commission upon request any instrument with respect to long-term debt that the registrants have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

(b) Reports On Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

ESI TRACTEBEL FUNDING CORP. ESI TRACTEBEL ACQUISITION CORP.

MICHAEL L. LEIGHTON

Michael L. Leighton
President and Director
(Principal Executive Officer and Director)
Date: March 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature and Title as of March 23, 2004:

MARK R. SORENSEN

Mark R. Sorensen Treasurer (Principal Financial and Principal Accounting Officer)

Directors:

ERIC M. HEGGESETH

Eric M. Heggeseth

WERNER E. SCHATTNER

Werner E. Schattner

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
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
NORTHEAST ENERGY, LP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)

MICHAEL L. LEIGHTON

Michael L. Leighton President of ESI Northeast Energy GP, Inc. (Principal Executive Officer and Director of ESI Northeast Energy GP, Inc.)

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer of ESI Northeast Energy GP, Inc. (Principal Financial and Principal Accounting Officer and Director of ESI Northeast Energy GP, Inc.)

Date: March 23, 2004

EXHIBIT 21

SUBSIDIARIES OF NE LP

Subsidiary		State or Jurisdiction of Organization

1.	Northeast Energy, LLC (100%-Owned)	Florida
2.	Northeast Energy Associates, a limited partnership (99%-Owned)(a)	Massachusetts
3.	North Jersey Energy Associates, a limited partnership (99%-Owned) (a)	New Jersey

(a)	Northeast Energy, LLC owns the remaining 1% interest.

SUBSIDIARIES OF NJEA

Subsidiary		State or Jurisdiction of Incorporation

1.	ESI Tractebel Urban Renewal Corporation (100%-Owned)	New Jersey