Form 10-Q
period 2004-03-31
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2004-05-13
CIK 934665, 934666, 934667, 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2004, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of April 30, 2004, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

The following are some important factors that could have a significant impact on the registrants' operations and financial results, and could cause the registrants' actual results or outcomes to differ materially from those discussed in the forward-looking statements:

•

The registrants are subject to changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), with respect to, but not limited to, acquisition and disposal of assets and facilities, and present or prospective competition.

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

•

The Partnerships were developed and operated as qualifying facilities (QFs) under PURPA and the regulations promulgated thereunder by the FERC. However, in December 2003, an amended and restated power purchase agreement of NJEA became effective and NJEA no longer operates as a QF. NEA continues to operate as a QF. FERC regulations require that at least 5% of a QF's total energy output be useful thermal energy. To meet the QF requirement, NEA sells steam under a long-term sales agreement to an unrelated third party for use in a gas and chemical processing facility to maintain NEA's QF status. NEA is dependent upon the on-going operations of this facility. Loss of QF status would entitle one power purchaser to renegotiate the price provisions of its power purchase agreement.

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

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters), as well as the risk of performance below expected or contracted levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or payment of liquidated damages.

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

•

The registrants are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, as well as the effect of new, or changes in, tax rates or policies, rates of inflation, accounting standards, securities laws or corporate governance requirements.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$109,087	$58,907
Accounts receivable	25,002	33,957
Due from related party	4,552	3,237
Spare parts inventories	4,298	3,055
Fuel inventories	1,508	10,362
Prepaid expenses and other current assets	10,639	2,784

Total current assets	155,086	112,302

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $3,809 and $3,666, respectively)	3,151	3,294
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $133,450 and $128,494, respectively)	386,053	391,108
Power purchase agreements (net of accumulated amortization of $333,863 and $318,743, respectively)	581,081	596,201
Other assets	42,013	9,602

Total non-current assets	1,017,010	1,004,917

TOTAL ASSETS	$1,172,096	$1,117,219

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$28,564	$28,564
Current portion of notes payable - the Acquisition Corp.	8,800	8,800
Current portion of note payable - affiliate	2,605	2,605
Accrued interest payable	12,999	48
Accounts payable	9,406	13,959
Due to related parties	17,525	11,840
Other accrued expenses	16,535	12,405

Total current liabilities	96,434	78,221

Non-current liabilities:
Deferred credit - fuel contracts	-	108,274
Notes payable - the Funding Corp.	323,650	323,650
Notes payable - the Acquisition Corp.	193,600	193,600
Note payable - affiliate	23,583	23,583
Energy bank and other liabilities	111,525	108,582
Lease payable	815	815

Total non-current liabilities	653,173	758,504

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	8,281	5,431
Limited partners	412,686	273,044
Accumulated other comprehensive income	1,522	2,019

Total partners' equity	422,489	280,494

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,172,096	$1,117,219

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (2003 Form 10-K) for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2004	2003

REVENUES	$119,116	$108,221

COSTS AND EXPENSES (INCOME):
Fuel	32,638	54,818
Operations and maintenance	3,433	3,361
Depreciation and amortization	20,096	19,249
General and administrative	1,954	2,619
Gain on energy bank settlement	-	(11,112)
Net gain on restructuring of contracts	(103,176)	-

Total costs and expenses/(income)	(45,055)	68,935

OPERATING INCOME	164,171	39,286

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	143	148
Interest expense	15,784	16,428
Interest income	(90)	(125)
Other (income)/expense	842	(105)

Total other expense - net	16,679	16,346

NET INCOME	$147,492	$22,940

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2004	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES	$55,180	$26,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(5,000)	-

Net cash used in financing activities	(5,000)	-

Net increase in cash and cash equivalents	50,180	26,944
Cash and cash equivalents at beginning of period	58,907	45,878

Cash and cash equivalents at end of period	$109,087	$72,822

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2003 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$108,266	$58,092
Accounts receivable	24,995	33,944
Due from related party	4,552	3,237
Spare parts inventories	4,298	3,055
Fuel inventories	1,508	10,362
Prepaid expenses and other current assets	10,639	2,784

Total current assets	154,258	111,474

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $133,450 and $128,494, respectively)	386,053	391,108
Power purchase agreements (net of accumulated amortization of $333,863 and $318,743, respectively)	581,081	596,201
Other assets	42,013	9,602

Total non-current assets	1,013,859	1,001,623

TOTAL ASSETS	$1,168,117	$1,113,097

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$28,564	$28,564
Accrued interest payable	8,400	-
Accounts payable	9,406	13,959
Due to related parties	17,150	11,517
Other accrued expenses	16,535	12,405

Total current liabilities	80,055	66,445

Non-current liabilities:
Deferred credit - fuel contracts	-	108,274
Notes payable - the Funding Corp.	323,650	323,650
Energy bank and other liabilities	111,372	108,430
Lease payable	815	815

Total non-current liabilities	435,837	541,169

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,507	5,035
Limited partners	644,196	498,429
Accumulated other comprehensive income	1,522	2,019

Total partners' equity	652,225	505,483

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,168,117	$1,113,097

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2003 Form 10-K for NEA and NJEA.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2004	2003

REVENUES	$119,166	$108,221

COSTS AND EXPENSES (INCOME):
Fuel	32,638	54,818
Operations and maintenance	3,433	3,361
Depreciation and amortization	20,096	19,249
General and administrative	1,954	2,619
Gain on energy bank settlement	-	(11,112)
Net gain on restructuring of contracts	(103,176)	-

Total costs and expenses/(income)	(45,055)	68,935

OPERATING INCOME	164,221	39,286

OTHER EXPENSE (INCOME):
Interest expense	11,230	12,209
Interest income	(90)	(125)
Other (income)/expense	842	(108)

Total other expense - net	11,982	11,976

NET INCOME	$152,239	$27,310

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2004	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES	$55,174	$26,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(5,000)	-

Net cash used in financing activities	(5,000)	-

Net increase in cash and cash equivalents	50,174	26,935
Cash and cash equivalents at beginning of period	58,092	44,943

Cash and cash equivalents at end of period	$108,266	$71,878

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2003 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash	$1	$1
Interest receivable from the Partnerships	8,400	-
Current portion of notes receivable from the Partnerships	28,564	28,564

Total current assets	36,965	28,565

Notes receivable from the Partnerships	323,650	323,650

TOTAL ASSETS	$360,615	$352,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$28,564	$28,564
Accrued interest payable	8,400	-

Total current liabilities	36,964	28,564

Debt securities payable	323,650	323,650

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$360,615	$352,215

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2004	2003

Interest income	$8,400	$8,955
Interest expense	(8,400)	(8,955)

NET INCOME	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2003 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Interest receivable from NE LP	$4,043	$-
Current portion of note receivable from NE LP	8,800	8,800

Total current assets	12,843	8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	193,600	193,600

Total non-current assets	193,752	193,752

TOTAL ASSETS	$206,595	$202,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$28	$27
Current portion of debt securities payable	8,800	8,800
Accrued interest payable	4,043	-

Total current liabilities	12,871	8,827

Non-current liabilities:
Debt securities payable	193,600	193,600
Other	69	72

Total non-current liabilities	193,669	193,672

TOTAL LIABILITIES	206,540	202,499

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	55	53

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$206,595	$202,552

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2004	2003

Interest income	$4,043	$4,219
Interest expense	(4,040)	(4,216)

Income before income taxes	3	3
Income tax expense	(1)	(1)

NET INCOME	$2	$2

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2003 Form 10-K for the Acquisition Corp.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying Condensed Consolidated Financial Statements, Condensed Combined Financial Statements and Condensed Financial Statements should be read in conjunction with the 2003 Form 10-K for the registrants. In the opinion of the registrants' management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's consolidated and combined financial statements have been reclassified to conform to the current year's presentation. The Funding Corp. and the Acquisition Corp. had no cash transactions for the three months ended March 31, 2004 and 2003 and therefore have not presented a statement of cash flows. The results of operations for an interim period may not give a true indication of results for the year.

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2003	$1,717	$170,049	$171,766	$3,318	$328,380	$331,698	$5,035	$498,429	$503,464	(a)
Balances, March 31, 2004	$2,917	$288,863	$291,780	$3,590	$355,333	$358,923	$6,507	$644,196	$650,703	(b)

(a)	Exclusive of accumulated other comprehensive income of $2,019.
(b)	Exclusive of accumulated other comprehensive income of $1,522.

2. Accounting for Derivative Instruments and Hedging Activities

Accumulated other comprehensive income is separately displayed in NE LP's and the Partnerships' balance sheets. Included in NE LP's and the Partnerships' accumulated other comprehensive income at March 31, 2004 is approximately $1.5 million of net unrealized gains associated with cash flow hedges of forecasted fuel purchases through December 2004, all of which are expected to be reclassified into earnings within the next twelve months. NE LP and the Partnerships reclassified a net gain of approximately $0.5 million and $6.1 million into earnings from accumulated other comprehensive income for the three months ended March 31, 2004 and 2003, respectively. The effective portion of the net gain/loss on cash flow hedges included within other comprehensive income was a net gain of approximately $8 thousand and approximately $13.8 million for the three months ended March 31, 2004 and 2003, respectively.

Unrealized mark-to-market gains and losses on derivative transactions represent the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended) and the ineffective portion of transactions accounted for as cash flow hedges. These transactions have been entered into to reduce NE LP and the Partnerships' aggregate fuel cost and purchased power price risk. Changes in the derivatives' fair value for power purchases are recognized in operating revenues and fuel purchases are recognized in fuel expense in NE LP and the Partnerships' condensed consolidated and combined statements of operations, unless hedge accounting is applied.

3. Comprehensive Income

Comprehensive income below includes net income and net unrealized gains (losses) on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $(0.5) million and $7.6 million for the periods ended March 31, 2004 and 2003, respectively.

	Three Months Ended March 31,

	2004	2003

	(Thousands of Dollars)

NE LP	$146,995	$30,574
The Partnerships	$151,742	$34,944

4. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at March 31, 2004 are as follows:

NE LP AND THE PARTNERSHIPS March 31, 2004 (Thousands of Dollars)

	2004	2005 - 06	2007 - 08	Thereafter	Total

CONTRACTUAL OBLIGATIONS

The Partnerships:
Long-term debt	$28,564	$97,990	$105,821	$119,839	$352,214
Operating leases	198	558	606	1,086	2,448
Other long-term obligations:
Energy bank liability	-	-	-	96,379	96,379
Administrative agreement(a)	450	1,200	1,200	5,400	8,250
O&M agreement(a)	1,125	3,000	3,000	10,500	17,625
Fuel management agreement(a)	675	1,800	1,800	12,600	16,875
Steam sales termination agreement	2,557	6,789	3,395	-	12,741

Total Partnerships	33,569	111,337	115,822	245,804	506,532

NE LP:
Acquisition Corp. debt	8,800	22,000	44,000	127,600	202,400
Affiliate debt	2,605	5,981	7,036	10,566	26,188

Total NE LP	11,405	27,981	51,036	138,166	228,588

Total contractual obligations	$44,974	$139,318	$166,858	$383,970	$735,120

(a)

Represents the minimum obligation under the terms of the agreement. The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the minimum obligation included in the table.

5. Power Purchase Agreements, Fuel Supply Agreements and Steam Agreements

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. In connection with this agreement, NJEA entered into two off-peak power purchase contracts with FPL Energy, LLC's power marketing subsidiary, FPL Energy Power Marketing, Inc. (PMI) and Tractebel Energy Marketing, Inc. (TEMI), which were effective in January 2004, each for the purchase of up to 125 megawatts (mw) per off-peak hour at a fixed price to supply power to the New Jersey utility under the amended and restated power purchase agreement. Under the terms of these contracts, PMI and TEMI will purchase power from the wholesale market to be sold to NJEA. The pricing in the NJEA power purchase agreement with the New Jersey utility is based on a gas index, thus NJEA's purchase of off-peak power at a fixed price from PMI and TEMI and sale to the New Jersey utility at a gas indexed price exposes NJEA to decreases in the price of natural gas. Total power purchased under these contracts in the first quarter of 2004 was $7.4 million.

In order to hedge the Partnerships' exposure to natural gas prices relating to the amended and restated power purchase agreement, a Partial Termination Agreement between NEA and one of its fuel suppliers became effective in January 2004. Prior to the partial termination, the supplier provided 35,418 mmbtu/day to NEA, and now supplies 12,507 mmbtu/day or approximately 21% of NEA's daily fuel requirements, at a fixed price. The reduction in NEA's volume of fixed price gas exposes NEA to increases in the price of natural gas. When combined, NJEA's and NEA's exposures to changes in natural gas prices are expected to be minimized. The partial termination resulted in the fuel supplier paying the partnership $5.0 million, the removal of a $108.1 million liability representing the unamortized deferred credit as of the termination date, the addition of a $2.0 million asset representing the value of the remaining contract, and recognition of a $115.1 million gain.

To replace the remaining fuel requirements, NEA entered into two additional replacement long-term gas supply agreements with PMI and TEMI which became effective in January 2004 and provide the partnership with gas indexed pricing. Fuel purchased under agreements between NEA and PMI and TEMI were $20.9 million in the first quarter of 2004.

In connection with the amended and restated power purchase agreement, in March 2004, NJEA exercised its option to terminate its steam sales contract since the NJEA facility is no longer operating as a base load facility. This resulted in the recognition of an $11.9 million loss representing the net present value of future payments to the steam offtaker. Under the terms of the termination agreement NJEA will no longer supply steam to the steam offtaker and NJEA is obligated to pay the offtaker a monthly fee of approximately $0.4 million through December 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein (the Notes) and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2003 Form 10-K for the registrants. All periods presented have been reclassified to reflect the guidance of Emerging Issues Task Force Issue No. (EITF) 03-11 and the SEC staff which were adopted by NE LP and the Partnerships effective October 1, 2003. This guidance relates to the reporting of realized gains and losses on derivative contracts and on the realized and unrealized effects of derivative instruments not accounted for as hedges. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

Results of Operations

NE LP and the Partnerships - NE LP's net income for the first quarter of 2004 was $147.5 million compared to $22.9 million for the same period in 2003 and the Partnerships' net income for the first quarter of 2004 was $152.2 million compared to $27.3 for the same period in 2003. Net income reflects the following items which increased (decreased) reported results:

	2004	2003

	(in thousands)
Net gain on restructuring of contracts	$103,176	$-
Unrealized gains (losses) on derivative instruments	$35,997	$(2,567)
Gain on energy bank settlement	$-	$11,112

NE LP and the Partnership's management uses earnings excluding these items (adjusted earnings) internally for financial planning and reporting of results to partners. Management of NE LP and the Partnership's believes adjusted earnings provide a more meaningful representation of the registrants' fundamental earnings power. Although the excluded items are properly included in the determination of net income in accordance with generally accepted accounting principles, both the size and nature of such items make period to period comparisons of operations difficult and potentially confusing. Results for the first quarter of 2004 compared to the same period in 2003 were negatively affected by unfavorable pricing under one of the power purchase agreements and an increase in the use of market priced gas. The volume of fuel purchased during the first quarter of 2004 decreased since the NJEA facility did not operate during that time. Revenue increased for the first quarter of 2004 compared to the same period in 2003 primarily due to the unrealized gain on derivative instruments of approximately $36.0 million due to an increase in forward power prices, a decrease in utility energy bank balances of $3.1 million and an increase in power sold to utilities of $7.7 million (83.8 mw).

The net gain on restructurings of contracts in the first quarter of 2004 consists of a gain of $115.1 million recognized on the effective date of a partial termination agreement between NEA and one of its fuel suppliers, partially offset by a loss of $11.9 million recognized on the exercise date of NJEA's option to terminate its steam sales contract.

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. In connection with this agreement, NJEA entered into two off-peak power purchase contracts with FPL Energy, LLC's power marketing subsidiary, FPL Energy Power Marketing, Inc. (PMI) and Tractebel Energy Marketing, Inc. (TEMI), which were effective in January 2004, each for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility under the amended and restated power purchase agreement. Under the terms of these contracts, PMI and TEMI will purchase power from the wholesale market to be sold to NJEA. The pricing in the NJEA power purchase agreement with the New Jersey utility is based on a gas index, thus NJEA's purchase of off-peak power at a fixed price from PMI and TEMI and sale to the New Jersey utility at a gas indexed price exposes NJEA to decreases in the price of natural gas.

In order to hedge the Partnerships' exposure to natural gas prices relating to the amended and restated power purchase agreement, a Partial Termination Agreement between NEA and one of its fuel suppliers became effective in January 2004. Prior to the partial termination, the supplier provided 35,418 mmbtu/day to NEA, and now supplies 12,507 mmbtu/day or approximately 21% of NEA's daily fuel requirements, at a fixed price. The reduction in NEA's volume of fixed price gas exposes NEA to increases in the price of natural gas. When combined, NJEA's and NEA's exposures to changes in natural gas prices are expected to be minimized. The partial termination resulted in the fuel supplier paying the partnership $5.0 million, the removal of a $108.1 million liability representing the unamortized deferred credit as of the termination date, the addition of a $2.0 million asset representing the value of the remaining contract, and recognition of a $115.1 million gain.

To replace the remaining fuel requirements, NEA entered into two additional replacement long-term gas supply agreements with PMI and TEMI which became effective in January 2004 and provide the partnership with gas indexed pricing.

In connection with the amended and restated power purchase agreement, in March 2004, NJEA exercised its option to terminate its steam sales contract since the NJEA facility is no longer operating as a base load facility. This resulted in the recognition of an $11.9 million loss representing the net present value of future payments to the steam offtaker. Under the terms of the termination agreement NJEA will no longer supply steam to the steam offtaker and NJEA is obligated to pay the offtaker a monthly fee of approximately $0.4 million through December 2007.

Revenue increased for the first quarter of 2004 compared to the same period in 2003 primarily due to the unrealized gain on derivative instruments of approximately $36.0 million due to an increase in forward power prices, a decrease in utility energy bank balances of $3.1 million and an increase in power sold to utilities of $7.7 million (83.8 mw). This increase in revenue was partially offset by purchased power of $22.4 million and decreased revenue resulting from unfavorable pricing under one of the power purchase agreements due to lower fuel costs. Revenues for the three months ended March 31, 2004 and 2003 were comprised of $118.9 million and $107.4 million of power sales to utilities and $0.2 million and $0.8 million of steam sales, respectively. Power sales to utilities for the three months ended March 31, 2004 and 2003 reflect a decrease in utility energy bank balances which increased reported revenues by $10.6 million and $7.5 million, respectively. The decrease in the energy bank balances is determined in accordance with scheduled or specified rates under a certain power purchase agreement.

Fuel expense for the three months ended March 31, 2004 decreased primarily as a result of the amended and restated power purchase agreement between NJEA and a New Jersey utility. Under the terms of the agreement, NJEA has the option to supply power from the market rather than the NJEA facility. During the first quarter of 2004, all of the power sold to the New Jersey utility was provided by the market and the NJEA facility did not operate, resulting in a decrease in fuel cost of approximately $27.7 million. Additionally, fuel sales increased in 2004 by $7.5 million primarily due to the sale of fuel held in storage at the NJEA facility. This decrease in fuel cost at NJEA was partially offset by the increased cost of market priced gas at the NEA facility due to the termination of certain fixed price fuel supply contracts and increased volume. Fuel costs for the three months ended March 2003, were partly offset by $3.7 million of deferred credit amortization for fuel contracts which were terminated in August 2003 and January 2004.

Interest expense for NE LP and the Partnerships decreased as a result of decreasing principal balances on their outstanding debt to the Acquisition Corp. and Funding Corp., respectively.

On March 31, 2003, an energy bank was terminated resulting in an $11.1 million gain for NEA. In connection with the termination, the energy bank balance of $22.2 million was eliminated, and NE LP paid approximately $11.1 million plus interest in June 2003.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for both the Funding Corp. and Acquisition Corp. decreased in 2004 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The changes in net cash provided by operating activities for NE LP and the Partnerships for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 were primarily due to lower operating costs incurred in 2004 as a result of the amended and restated power purchase agreement discussed above.

Each of NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. Each are scheduled to make semi-annual principal and interest payments on June 30 and December 30.

NE LP and the Partnerships' long-term contractual obligations at March 31, 2004 are shown in Note 4.

Guarantees in the amount of $5.0 million each were made by a subsidiary of FPL Group and a subsidiary of Tractebel, Inc. The guarantor unconditionally and irrevocably guarantees the payments to be made under the amended long-term gas supply agreement executed in December 2003 between NJEA and a fuel supplier.

Market Risk Sensitivity

Commodity price risk - The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To manage the price risk associated with purchases of natural gas and, beginning in December 2003, purchases of power, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships manage their risk associated with purchases of natural gas and power through the use of natural gas and power swap agreements and options. The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas and power. The options consist of purchased call options to establish a maximum price for natural gas and power, and written put options are executed to offset the cost of the purchased call options.

The Partnerships use a value-at-risk (VaR) model to measure market risk in their mark-to-market portfolios. The VaR is the estimated loss based on a one-day holding period at a 95% confidence level using an historical simulation methodology. As of March 31, 2004 and December 31, 2003, the VaR figures for hedges in Accumulated Other Comprehensive Income (in thousands) are as follows:

December 31, 2003	$46
March 31, 2004	$1,260
Average for the period ended March 31, 2004	$939

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, each of the registrants had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of each of the registrants, or their equivalent (Principal Officers), of the effectiveness of the design and operation of the registrants' disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers concluded that the registrants' disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants' reports filed or submitted under the Exchange Act. The registrants have a Disclosure Committee, which is made up of several key management employees and reports directly to the Principal Officers of each of the registrants to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the registrants cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

(b) Changes in Internal Controls

The registrants are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls. This results in refinements to processes. However, there has been no change in the registrants' internal control over financial reporting that occurred during the registrants' most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II - OTHER INFORMATION
Item 5. Other Information
(a) Reference is made to Item 10 - Directors and Executive Officers of the Registrants - Management Committee of NE LP and the Partnerships in the 2003 Form 10-K for the registrants.

In March 2004, William C. Harper, a former member of the Management Committee of NE LP and the Partnerships was replaced by Geert Peeters. Mr. Peeters, 40, joined Tractebel North America, Inc. in November 2002 as Vice President Finance. He was named Senior Vice President and Chief Financial Officer of Tractebel North America, Inc. in April 2003. He was vice president, construction management at the Gulf Total Tractebel Company from October 2001 to November 2002. Prior to that, he held a variety of positions at Suez-Tractebel S.A. since 1996 in finance and project management in Europe and Latin America. Mr. Peeters was appointed to the NE LP and Partnerships' management committee by Tractebel G.P.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit Number	Description

	10(a)	Termination Agreement dated as of October 21, 2003 between Hercules Incorporated and NJEA
	10(b)	Letter Agreement dated October 9, 2003 by and between Public Service Electric and Gas Company and NJEA
	10(c)	Power Purchase Agreement dated as of January 1, 2004 by and between NJEA and TEMI
	10(d)	Power Purchase Agreement dated as of January 1, 2004 by and between NJEA and PMI
	10(e)	Base Contract for Sale and Purchase of Natural Gas dated January 1, 2004 between NEA and PMI
	10(f)	Base Contract for Sale and Purchase of Natural Gas dated January 1, 2004 between NEA and TEMI
	31(a)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp.
	31(b)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
	31(c)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp.
	31(d)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
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

(b)	Reports on Form 8-K - None.

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

Date: May 12, 2004

MARK R. SORENSEN

Mark R. Sorensen
Vice President and Treasurer of ESI Northeast Energy GP, Inc.
Treasurer of ESI Tractebel Funding Corp.
Treasurer of ESI Tractebel Acquisition Corp.
(Principal Financial and Principal Accounting Officer of the Registrants)