Form 10-Q
period 2004-06-30
ESI TRACTEBEL FUNDING CORP; NORTHEAST ENERGY LP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; ESI TRACTEBEL ACQUISITION CORP
filed 2004-08-11
CIK 934665, 1059025, 934666, 934667, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2004, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of July 31, 2004, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$36,430	$58,907
Accounts receivable	33,652	33,957
Due from related party	2,876	3,237
Spare parts inventories	4,858	3,055
Fuel inventories	5,679	10,362
Prepaid expenses and other current assets	12,867	2,784

Total current assets	96,362	112,302

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $3,952 and $3,666, respectively)	3,008	3,294
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $136,240 and $128,494, respectively)	383,847	391,047
Power purchase agreements (net of accumulated amortization of $351,605 and $318,743, respectively)	563,339	596,201
Other assets	46,892	9,663

Total non-current assets	1,001,798	1,004,917

TOTAL ASSETS	$1,098,160	$1,117,219

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$36,956	$28,564
Current portion of notes payable - the Acquisition Corp.	8,800	8,800
Current portion of note payable - affiliate	2,754	2,605
Accrued interest payable	-	48
Accounts payable	8,151	13,356
Due to related parties	19,283	13,958
Other accrued expenses	17,280	10,890

Total current liabilities	93,224	78,221

Non-current liabilities:
Deferred credit - fuel contracts	-	108,274
Notes payable - the Funding Corp.	300,976	323,650
Notes payable - the Acquisition Corp.	189,200	193,600
Note payable - affiliate	22,170	23,583
Energy bank and other liabilities	104,481	108,582
Lease payable	740	815

Total non-current liabilities	617,567	758,504

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	7,589	5,431
Limited partners	378,766	273,044
Accumulated other comprehensive income	1,014	2,019

Total partners' equity	387,369	280,494

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,098,160	$1,117,219

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (2003 Form 10-K) for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

REVENUES	$82,740	$99,297	$201,856	$207,518

COSTS AND EXPENSES (INCOME):
Fuel	37,648	48,444	70,286	103,262
Operations and maintenance	4,820	3,744	8,253	7,105
Depreciation and amortization	20,551	19,443	40,647	38,692
General and administrative	1,939	2,133	3,893	4,752
Gain on energy bank settlement	-	-	-	(11,112)
Net gain on restructuring of contracts	-	-	(103,176)	-

Total costs and expenses	64,958	73,764	19,903	142,699

OPERATING INCOME	17,782	25,533	181,953	64,819

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	143	150	286	298
Interest expense	15,071	16,396	30,298	32,824
Interest expense - affiliate	562	-	1,119	-
Interest income	(101)	(253)	(191)	(378)
Other (income)/expense	54	(96)	896	(201)

Total other expense - net	15,729	16,197	32,408	32,543

NET INCOME	$2,053	$9,336	$149,545	$32,276

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2004	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES	$39,658	$21,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(524)	-

Net cash used in investing activities	(524)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(14,282)	(11,909)
Principal payment on the Acquisition Corp. note	(4,400)	(4,400)
Principal payment on the affiliate note	(1,264)	-
Distributions to partners	(41,665)	(5,504)

Net cash used in financing activities	(61,611)	(21,813)

Net decrease in cash and cash equivalents	(22,477)	(165)
Cash and cash equivalents at beginning of period	58,907	45,878

Cash and cash equivalents at end of period	$36,430	$45,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$24,885	$26,346
Cash paid for interest - affiliate	$1,119	$-

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

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$36,066	$58,092
Accounts receivable	33,647	33,944
Due from related party	2,876	3,237
Spare parts inventories	4,858	3,055
Fuel inventories	5,679	10,362
Prepaid expenses and other current assets	12,867	2,784

Total current assets	95,993	111,474

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $136,240 and $128,494, respectively)	383,847	391,047
Power purchase agreements (net of accumulated amortization of $351,605 and $318,743, respectively)	563,339	596,201
Other assets	46,892	9,663

Total non-current assets	998,790	1,001,623

TOTAL ASSETS	$1,094,783	$1,113,097

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$36,956	$28,564
Accounts payable	8,151	13,356
Due to related parties	19,182	13,635
Other accrued expenses	17,280	10,890

Total current liabilities	81,569	66,445

Non-current liabilities:
Deferred credit - fuel contracts	-	108,274
Notes payable - the Funding Corp.	300,976	323,650
Energy bank and other liabilities	104,329	108,430
Lease payable	740	815

Total non-current liabilities	406,045	541,169

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,062	5,035
Limited partners	600,093	498,429
Accumulated other comprehensive income	1,014	2,019

Total partners' equity	607,169	505,483

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,094,783	$1,113,097

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

REVENUES	$82,826	$99,536	$201,992	$207,757

COSTS AND EXPENSES (INCOME):
Fuel	37,648	48,444	70,286	103,262
Operations and maintenance	4,820	3,744	8,253	7,105
Depreciation and amortization	20,551	19,443	40,647	38,692
General and administrative	1,939	2,129	3,893	4,748
Gain on energy bank settlement	-	-	-	(11,112)
Net gain on restructuring of contracts	-	-	(103,176)	-

Total costs and expenses	64,958	73,760	19,903	142,695

OPERATING INCOME	17,868	25,776	182,089	65,062

OTHER EXPENSE (INCOME):
Interest expense	11,027	12,099	22,257	24,308
Interest income	(89)	(232)	(179)	(357)
Other (income)/expense	54	(101)	896	(209)

Total other expense - net	10,992	11,766	22,974	23,742

NET INCOME	$6,876	$14,010	$159,115	$41,320

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2004	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES	$49,204	$41,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(524)	-

Net cash used in investing activities	(524)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(14,282)	(11,909)
Distributions to partners	(56,424)	(29,516)

Net cash used in financing activities	(70,706)	(41,425)

Net decrease in cash and cash equivalents	(22,026)	(165)
Cash and cash equivalents at beginning of period	58,092	44,943

Cash and cash equivalents at end of period	$36,066	$44,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,799	$17,909

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by parent company	$-	$11,112

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2003 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	36,956	28,564

Total current assets	36,957	28,565

Notes receivable from the Partnerships	300,976	323,650

TOTAL ASSETS	$337,933	$352,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$36,956	$28,564

Debt securities payable	300,976	323,650

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$337,933	$352,215

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Interest income	$8,399	$8,954	$16,799	$17,909
Interest expense	(8,399)	(8,954)	(16,799)	(17,909)

NET INCOME	$-	$-	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2003 Form 10-K for the Funding Corp.

ESI TRACTEBEL FUNDING CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2004	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from the Partnerships	14,282	11,909

Net cash provided by investing activities	14,282	11,909

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(14,282)	(11,909)

Net cash used in financing activities	(14,282)	(11,909)

Net increase in cash	-	-
Cash at beginning of period	1	1

Cash at end of period	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,799	$17,909

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2003 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Current portion of note receivable from NE LP	$8,800	8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	189,200	193,600

Total non-current assets	189,352	193,752

TOTAL ASSETS	$198,152	$202,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$29	$27
Current portion of debt securities payable	8,800	8,800

Total current liabilities	8,829	8,827

Non-current liabilities:
Debt securities payable	189,200	193,600
Other	66	72

Total non-current liabilities	189,266	193,672

TOTAL LIABILITIES	198,095	202,499

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	57	53

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$198,152	$202,552

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Interest income	$4,043	$4,218	$8,086	$8,437
Interest expense	(4,040)	(4,215)	(8,080)	(8,431)

Income before income taxes	3	3	6	6
Income tax expense	(1)	(1)	(2)	(2)

NET INCOME	$2	$2	$4	$4

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2003 Form 10-K for the Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2004	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from NE LP	4,400	4,400

Net cash provided by investing activities	4,400	4,400

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(4,400)	(4,400)

Net cash used in financing activities	(4,400)	(4,400)

Net increase in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,086	$8,437
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
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying Condensed Consolidated Financial Statements, Condensed Combined Financial Statements and Condensed Financial Statements should be read in conjunction with the 2003 Form 10-K for the registrants. In the opinion of the registrants' management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's consolidated and combined financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2003	$1,717	$170,049	$171,766	$3,318	$328,380	$331,698	$5,035	$498,429	$503,464	(a)
Balances, June 30, 2004	$2,663	$263,709	$266,372	$3,399	$336,384	$339,783	$6,062	$600,093	$606,155	(b)

(a)	Exclusive of accumulated other comprehensive income of $2,019.
(b)	Exclusive of accumulated other comprehensive income of $1,014.

2. Accounting for Derivative Instruments and Hedging Activities

Accumulated other comprehensive income is separately displayed in NE LP's and the Partnerships' balance sheets. Included in NE LP's and the Partnerships' accumulated other comprehensive income at June 30, 2004 is approximately $1.0 million of net unrealized gains associated with cash flow hedges of forecasted fuel purchases through December 2004, all of which are expected to be reclassified into earnings within the next twelve months. NE LP and the Partnerships reclassified a net gain of approximately $0.5 million and $1.0 million into earnings from accumulated other comprehensive income for the three and six months ended June 30, 2004, respectively. The effective portion of the net gain/loss on cash flow hedges included within other comprehensive income was a net gain of approximately $20 thousand and approximately $6.4 million for the three months ended June 30, 2004 and 2003, respectively. The effective portion of the net gain/loss on cash flow hedges included within other comprehensive income was a net gain of approximately $28 thousand and approximately $20.2 million for the six months ended June 30, 2004 and 2003, respectively.

Unrealized mark-to-market gains and losses on derivative transactions represent the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended) and the ineffective portion of transactions accounted for as cash flow hedges. These transactions have been entered into to reduce NE LP and the Partnerships' aggregate fuel cost and purchased power price risk. Changes in the derivatives' fair value for power purchases are recognized in revenues and fuel purchases are recognized in fuel expense in NE LP's and the Partnerships' condensed consolidated and combined statements of operations, unless hedge accounting is applied. Derivative instruments when required to be marked to market under FAS 133, as amended, are recorded on NE LP's and the Partnerships' consolidated and combined balance sheets as either an asset or liability (in other current assets, other assets, other accrued expenses and other liabilities) measured at fair value.

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

The changes in the fair value of NE LP's and the Partnerships' derivative instruments for the three and six months ended June 30, 2004 were as follows:

	Hedges on Owned Assets

	Unrealized Gains	OCI	Total

		(thousands of dollars)
Three months ended June 30, 2004
Fair value of contracts outstanding at March 31, 2004	$36,010	$1,581	$37,591
Reclassification to realized at settlement of contracts	-	(528)	(528)
Effective portion of changes in fair value recorded in OCI	-	20	20
Ineffective portion of changes in fair value recorded in earnings	-	(61)	(61)
Changes in fair value excluding reclassification to realized	7,044	-	7,044

Total mark-to-market net assets at June 30, 2004	$43,054	$1,012	$44,066

	Hedges on Owned Assets

	Unrealized Gains	OCI	Total

	(thousands of dollars)
Six months ended June 30, 2004
Fair value of contracts outstanding at December 31, 2003	$-	$2,066	$2,066
Reclassification to realized at settlement of contracts	-	(1,033)	(1,033)
Effective portion of changes in fair value recorded in OCI	-	28	28
Ineffective portion of changes in fair value recorded in earnings	-	(49)	(49)
Changes in fair value excluding reclassification to realized	43,054	-	43,054

Total mark-to-market net assets at June 30, 2004	$43,054	$1,012	$44,066

NE LP's and the Partnerships' total mark-to-market net assets at June 30, 2004 shown above are included in the consolidated and combined balance sheets as follows:

June 30, 2004

(thousands of dollars)
Prepaid expenses and other current assets	$10,398
Other assets	33,668

Total mark-to-market net assets at June 30, 2004	$44,066

3. Comprehensive Income

Comprehensive income below includes net income and net unrealized gains (losses) on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $0.5 million and $0.5 million for the three months ended June 30, 2004 and 2003, respectively, and approximately $1.0 million and $8.1 million for the six months ended June 30, 2004 and 2003, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(thousands of dollars)

NE LP	$1,545	$9,812	$148,540	$40,386
The Partnerships	$6,368	$14,486	$158,110	$49,430

4. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at June 30, 2004 were as follows:

NE LP AND THE PARTNERSHIPS June 30, 2004 (Thousands of Dollars)

	2004(a)	2005 - 06	2007 - 08	Thereafter	Total

The Partnerships:
Long-term debt(b)	$30,416	$153,353	$141,872	$134,993	$460,634
Operating leases	132	558	606	1,086	2,382
Other long-term obligations:
Energy bank liability	-	-	-	91,487	91,487
Administrative agreement(c)	300	1,200	1,200	5,400	8,100
O&M agreement(c)	750	3,000	3,000	10,500	17,250
Fuel management agreement(c)	450	1,800	1,800	12,600	16,650
Steam sales termination agreement(d)	2,075	8,302	4,151	-	14,528

Total Partnerships	34,123	168,213	152,629	256,066	611,031

NE LP:
Acquisition Corp. debt(b)	12,310	51,795	68,785	148,606	281,496
Affiliate debt(b)	2,382	9,530	9,530	11,912	33,354

Total NE LP	14,692	61,325	78,315	160,518	314,850

Total contractual obligations	$48,815	$229,538	$230,944	$416,584	$925,881

(a)	Represents contractual obligations as of June 30, 2004 for the remainder of the year.
(b)	Includes principal and interest.
(c)

Represents the minimum obligation under the terms of the agreement. The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the minimum obligation included in the table.

(d)	Represents the gross amount due under the agreement. Approximately $0.8 million is reimbursed annually under the terms of the amended and restated power purchase agreement.

5. Power Purchase Agreements, Fuel Supply Agreements and Steam Agreements

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. In connection with this agreement, NJEA entered into two off-peak power purchase contracts with FPL Energy, LLC's power marketing subsidiary, FPL Energy Power Marketing, Inc. (PMI) and Tractebel Energy Marketing, Inc. (TEMI), which were effective in January 2004, each for the purchase of up to 125 megawatts (mw) per off-peak hour at a fixed price to supply power to the New Jersey utility under the amended and restated power purchase agreement. Under the terms of these contracts, PMI and TEMI will purchase power from the wholesale market to be sold to NJEA. The pricing in the NJEA power purchase agreement with the New Jersey utility is based on a gas index; thus NJEA's purchase of off-peak power at a fixed price from PMI and TEMI and sale to the New Jersey utility at a gas indexed price exposes NJEA to decreases in the price of natural gas. Total power purchased under these contracts for the three and six months ended June 30, 2004 was $6.2 million and $13.6 million, respectively.

In order to hedge the Partnerships' exposure to natural gas prices relating to the amended and restated power purchase agreement, a Partial Termination Agreement between NEA and one of its fuel suppliers became effective in January 2004. Prior to the partial termination, the supplier provided 35,418 mmbtu/day to NEA, and now supplies 12,507 mmbtu/day or approximately 21% of NEA's daily fuel requirements, at a fixed price. The reduction in NEA's volume of fixed price gas exposes NEA to increases in the price of natural gas. When combined, NJEA's and NEA's exposures to changes in natural gas prices are expected to be minimized. The partial termination resulted in the fuel supplier paying the partnership $5.0 million, the removal of a $108.1 million liability representing the unamortized deferred credit as of the termination date, the addition of a $2.0 million asset representing the value of the remaining contract, and recognition of a $115.1 million gain. Due to the lack of specific accounting guidance, when a contract obtained as part of an acquisition (acquired contract) is restructured, NE LP and the Partnerships analogize to Emerging Issues Task Force (EITF) Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF 01-07, "Creditor's Accounting for a Modification or Exchange of Debt Instruments" to account for the transactions. If an acquired contract is to be accounted for as a termination, the remaining net book value of the asset or liability is removed from the balance sheet, the cash that is exchanged between the parties is recognized as either income or expense, the fair value of the new contract is recorded on the balance sheet and a gain or loss is recognized in the statement of operations. If an acquired contract is to be accounted for as a modification, cash that is exchanged between the parties is added or subtracted to the basis of the asset or liability.

To replace the remaining fuel requirements, NEA entered into two additional replacement long-term gas supply agreements with PMI and TEMI which became effective in January 2004 and provide the partnership with gas indexed pricing. Fuel purchased under agreements between NEA and PMI and TEMI were $15.7 million and $36.6 million, respectively, for the three and six months ended June 30, 2004.

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

Results of Operations

NE LP and the Partnerships - The net income for NE LP and the Partnerships for the three months ended June 30, 2004 was $2.1 million compared to $9.3 million for the same period in 2003 which includes the combined Partnerships' net income for the three months ended June 30, 2004 of $6.9 million compared to $14.0 million for the same period in 2003. The net income for the six months ended June 30, 2004 was $149.5 million compared to $32.3 million for the same period in 2003 which includes the Partnerships' combined net income for the six months ended June 30, 2004 of $159.1 million compared to $41.3 million for the same period in 2003. Net income reflects the following items which increased (decreased) reported results:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(in thousands)
Net gain on restructuring of contracts	$-	$-	$103,176	$-
Unrealized gains (losses) on derivative instruments	$7,044	$(861)	$43,054	$(3,428)
Gain on energy bank settlement	$-	$-	$-	$11,112

NE LP and the Partnerships' management uses earnings excluding these items (adjusted earnings) internally for financial planning, analysis of performance and reporting of results to partners. Management of NE LP and the Partnerships believes adjusted earnings provide a more meaningful representation of the registrants' fundamental earnings power. Although the excluded items are properly included in the determination of net income in accordance with generally accepted accounting principles in the United States of America, both the size and nature of such items make period to period comparisons of operations difficult and potentially confusing.

The net gain on restructurings of contracts in the first six months of 2004 consisted of a gain of $115.1 million recognized on the effective date of a partial termination agreement between NEA and one of its fuel suppliers, partially offset by a loss of $11.9 million recognized on the exercise date of NJEA's option to terminate its steam sales contract.

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. In connection with this agreement, NJEA entered into two off-peak power purchase contracts with PMI and TEMI, which were effective in January 2004, each for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility under the amended and restated power purchase agreement. Under the terms of these contracts, PMI and TEMI will purchase power from the wholesale market to be sold to NJEA. The pricing in the NJEA power purchase agreement with the New Jersey utility is based on a gas index; thus NJEA's purchase of off-peak power at a fixed price from PMI and TEMI and sale to the New Jersey utility at a gas indexed price exposes NJEA to decreases in the price of natural gas.

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

Revenue decreased for the three months ended June 30, 2004 compared to the same period in 2003 primarily due to lower revenues of $11.2 million resulting from a planned outage at the NEA facility and net purchased power of $9.8 million, partially offset by an unrealized gain on derivative instruments of approximately $7.0 million due to an increase in forward power prices and favorable pricing under one of the power purchase agreements resulting from higher fuel costs. NE LP revenues for the three months ended June 30, 2004 and 2003 were comprised of $82.4 million and $98.4 million of power sales to utilities and $0.3 million and $0.9 million of steam sales, respectively. Partnerships' revenues for the three months ended June 30, 2004 and 2003 were comprised of $82.5 million and $98.6 million of power sales to utilities and $0.3 million and $0.9 million of steam sales, respectively. Power sales to utilities for NE LP and the Partnerships for the three months ended June 30, 2004 and 2003 reflect a decrease in utility energy bank balances which increased reported revenues by $7.9 million and $7.2 million, respectively. The decrease in the energy bank balances is determined in accordance with scheduled or specified rates under a certain power purchase agreement.

Fuel expense for the three months ended June 30, 2004 compared to the same period in 2003 decreased primarily as a result of the amended and restated power purchase agreement between NJEA and a New Jersey utility and the planned outage at the NEA facility. Under the terms of the power purchase agreement, NJEA has the option to supply power from the market rather than the NJEA facility. This resulted in a decrease in fuel expense of $19.9 million while the planned outage at the NEA facility resulted in a decrease of $9.7 million. This decrease was partially offset by an increase in the price of market gas of $14.0 million. Fuel costs for the three months ended June 30, 2003 were partly offset by $3.7 million of deferred credit amortization for fuel contracts which were terminated in August 2003 and January 2004.

Revenue decreased for the six months ended June 30, 2004 compared to the same period in 2003 primarily due to lower revenues of $12.6 million resulting from a planned outage at the NEA facility, net purchased power of $32.2 million and unfavorable pricing under one of the power purchase agreements due to lower fuel costs, partially offset by the unrealized gain on derivative instruments of $43.0 million due to an increase in forward power prices, and a decrease in utility energy bank balances of $4.0 million. NE LP revenues for the six months ended June 30, 2004 and 2003 were comprised of $201.3 million and $205.9 million of power sales to utilities and $0.6 million and $1.6 million of steam sales, respectively. Partnerships' revenues for the six months ended June 30, 2004 and 2003 were comprised of $201.4 million and $206.2 million of power sales to utilities and $0.6 million and $1.6 million of steam sales, respectively. Power sales to utilities for the six months ended June 30, 2004 and 2003 reflect a decrease in utility energy bank balances which increased reported revenues by $18.5 million and $14.5 million, respectively.

Fuel expense decreased for the six months ended June 30, 2004 compared to the same period in 2003 primarily as a result of the amended and restated power purchase agreement as discussed above and planned and unplanned outages at the NEA facility. By supplying power from the market rather than the NJEA facility, fuel expense decreased $49.4 million while the outages at the NEA facility resulted in a decrease of $7.1 million to fuel expense. This decrease was partially offset by the increased cost of market priced gas of $28.7 million and $11.6 million of financial instrument settlements not recurring in 2004. Fuel costs for the six months ended June 30, 2003 were partly offset by $7.4 million of deferred credit amortization for fuel contracts which were terminated in August 2003 and January 2004.

Depreciation and amortization expense increased for the three and six months ended June 30, 2004 compared to the same periods in 2003 primarily due to additional capital expenditures associated with planned outages.

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

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2004, the Funding Corp. and the Acquisition Corp. made the scheduled debt service payments. Interest expense for both the Funding Corp. and Acquisition Corp. decreased in 2004 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The increases in net cash provided by operating activities for NE LP and the Partnerships for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 were primarily due to lower operating costs incurred in 2004 as a result of NJEA's amended and restated power purchase agreement discussed above and a decrease in interest payments on the debt.

Each of NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. Each are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2004, NE LP and the Partnerships made the scheduled debt service payments.

NE LP and the Partnerships' long-term contractual obligations at June 30, 2004 are shown in Note 4.

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

The Partnerships use a value-at-risk (VaR) model to measure market risk in their mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of June 30, 2004 and December 31, 2003, the VaR figures for hedges in Accumulated Other Comprehensive Income (in thousands) are as follows:

December 31, 2003	$46
June 30, 2004	$2,423
Average for the six months ended June 30, 2004	$1,276

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, each of the registrants had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of each of the registrants, or their equivalent (Principal Officers), of the effectiveness of the design and operation of the registrants' disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers of each of the registrants concluded that the registrants' disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants' reports filed or submitted under the Exchange Act. The registrants have a Disclosure Committee, which is made up of several key management employees and reports directly to the Principal Officers of each of the registrants to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the registrants cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

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

PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit Number	Description

	10(1)	Amended and Restated Gas Purchase and Sales Agreement dated as of March 26, 2004 between NJEA and Public Service Electric and Gas Company
	31(a)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp.
	31(b)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
	31(c)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp.
	31(d)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
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

Date: August 10, 2004

MARK R. SORENSEN

Mark R. Sorensen
Vice President and Treasurer of ESI Northeast Energy GP, Inc.
Treasurer of ESI Tractebel Funding Corp.
Treasurer of ESI Tractebel Acquisition Corp.
(Principal Financial and Principal Accounting Officer of the Registrants)