Form 10-Q
period 2004-09-30
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2004-11-12
CIK 934665, 934666, 934667, 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2004, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of October 31, 2004, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

•

The registrants are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, as well as the effect of new, or changes in, tax laws, rates or policies, rates of inflation, accounting standards, securities laws or corporate governance requirements.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$75,667	$58,907
Accounts receivable	36,265	33,957
Due from related party	4,226	3,237
Spare parts inventories	4,605	3,055
Fuel inventories	9,059	10,362
Prepaid expenses and other current assets	12,255	2,784

Total current assets	142,077	112,302

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $4,096 and $3,666, respectively)	2,864	3,294
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $141,296 and $128,494, respectively)	378,775	391,047
Power purchase agreements (net of accumulated amortization of $366,891 and $318,743, respectively)	548,053	596,201
Other assets	52,090	9,663

Total non-current assets	986,494	1,004,917

TOTAL ASSETS	$1,128,571	$1,117,219

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$36,956	$28,564
Current portion of notes payable - the Acquisition Corp.	8,800	8,800
Current portion of note payable - affiliate	2,754	2,605
Accrued interest payable	12,543	48
Accounts payable	6,420	13,356
Due to related parties	25,251	13,958
Other accrued expenses	14,896	10,890

Total current liabilities	107,620	78,221

Non-current liabilities:
Deferred credit - fuel contracts	-	108,274
Notes payable - the Funding Corp.	300,976	323,650
Notes payable - the Acquisition Corp.	189,200	193,600
Note payable - affiliate	22,170	23,583
Energy bank and other liabilities	96,599	108,582
Lease payable	740	815

Total non-current liabilities	609,685	758,504

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	8,077	5,431
Limited partners	402,683	273,044
Accumulated other comprehensive income	506	2,019

Total partners' equity	411,266	280,494

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,128,571	$1,117,219

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (2003 Form 10-K) for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

REVENUES	$115,697	$101,824	$317,553	$309,342

COSTS AND EXPENSES (INCOME):
Fuel	49,262	48,511	119,548	151,773
Operations and maintenance	4,421	3,334	12,674	10,439
Depreciation and amortization	20,365	19,659	61,012	58,351
General and administrative	2,135	2,402	6,028	7,150
Gain on energy bank settlement	-	-	-	(11,112)
Net gain on restructuring of contracts	-	(15,198)	(103,176)	(15,198)

Total costs and expenses	76,183	58,708	96,086	201,403

OPERATING INCOME	39,514	43,116	221,467	107,939

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	144	151	430	449
Interest expense	14,511	15,871	44,809	48,695
Interest expense - affiliate	521	-	1,640	-
Interest income	(58)	(50)	(249)	(428)
Other (income)/expense	(9)	(97)	887	(294)

Total other expense - net	15,109	15,875	47,517	48,422

NET INCOME	$24,405	$27,241	$173,950	$59,517

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2004	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES	$78,964	$65,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(593)	(48)

Net cash used in investing activities	(593)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(14,282)	(11,909)
Principal payment on the Acquisition Corp. note	(4,400)	(4,400)
Principal payment on the affiliate note	(1,264)	-
Distributions to partners	(41,665)	(5,504)

Net cash used in financing activities	(61,611)	(21,813)

Net increase in cash and cash equivalents	16,760	43,841
Cash and cash equivalents at beginning of period	58,907	45,878

Cash and cash equivalents at end of period	$75,667	$89,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$24,885	$26,346
Cash paid for interest - affiliate	$1,119	$-

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by partners	$-	$24,000

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

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$75,298	$58,092
Accounts receivable	36,265	33,944
Due from related party	4,226	3,237
Spare parts inventories	4,605	3,055
Fuel inventories	9,059	10,362
Prepaid expenses and other current assets	12,255	2,784

Total current assets	141,708	111,474

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $141,296 and $128,494, respectively)	378,775	391,047
Power purchase agreements (net of accumulated amortization of $366,891 and $318,743, respectively)	548,053	596,201
Other assets	52,090	9,663

Total non-current assets	983,630	1,001,623

TOTAL ASSETS	$1,125,338	$1,113,097

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$36,956	$28,564
Accrued interest payable	8,067	-
Accounts payable	6,420	13,356
Due to related parties	24,973	13,635
Other accrued expenses	14,896	10,890

Total current liabilities	91,312	66,445

Non-current liabilities:
Deferred credit - fuel contracts	-	108,274
Notes payable - the Funding Corp.	300,976	323,650
Energy bank and other liabilities	96,447	108,430
Lease payable	740	815

Total non-current liabilities	398,163	541,169

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,354	5,035
Limited partners	629,003	498,429
Accumulated other comprehensive income	506	2,019

Total partners' equity	635,863	505,483

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,125,338	$1,113,097

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

REVENUES	$115,874	$101,930	$317,866	$309,687

COSTS AND EXPENSES (INCOME):
Fuel	49,262	48,511	119,548	151,773
Operations and maintenance	4,421	3,334	12,674	10,439
Depreciation and amortization	20,365	19,659	61,012	58,351
General and administrative	2,135	2,402	6,028	7,150
Gain on energy bank settlement	-	-	-	(11,112)
Net gain on restructuring of contracts	-	(15,198)	(103,176)	(15,198)

Total costs and expenses	76,183	58,708	96,086	201,403

OPERATING INCOME	39,691	43,222	221,780	108,284

OTHER EXPENSE (INCOME):
Interest expense	10,556	11,737	32,813	36,045
Interest income	(58)	(49)	(237)	(406)
Other (income)/expense	(9)	(97)	887	(306)

Total other expense - net	10,489	11,591	33,463	35,333

NET INCOME	$29,202	$31,631	$188,317	$72,951

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2004	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES	$88,505	$85,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(593)	(48)

Net cash used in investing activities	(593)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(14,282)	(11,909)
Distributions to partners	(56,424)	(29,516)

Net cash used in financing activities	(70,706)	(41,425)

Net increase in cash and cash equivalents	17,206	43,834
Cash and cash equivalents at beginning of period	58,092	44,943

Cash and cash equivalents at end of period	$75,298	$88,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,799	$17,909

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by parent company	$-	$35,112

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2003 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash	$1	$1
Accrued interest receivable	8,067	-
Current portion of notes receivable from the Partnerships	36,956	28,564

Total current assets	45,024	28,565

Notes receivable from the Partnerships	300,976	323,650

TOTAL ASSETS	$346,000	$352,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued interest payable	$8,067	$-
Current portion of debt securities payable	36,956	28,564

Total current liabilities	45,023	28,565

Debt securities payable	300,976	323,650

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$346,000	$352,215

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Interest income	$8,067	$8,677	$24,866	$26,586
Interest expense	(8,067)	(8,677)	(24,866)	(26,586)

NET INCOME	$-	$-	$-	$-

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

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Accrued interest receivable	$3,955	$-
Current portion of note receivable from NE LP	8,800	8,800

Total current assets	12,755	8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	189,200	193,600

Total non-current assets	189,352	193,752

TOTAL ASSETS	$202,107	$202,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$30	$27
Accrued interest payable	3,955	-
Current portion of debt securities payable	8,800	8,800

Total current liabilities	12,785	8,827

Non-current liabilities:
Debt securities payable	189,200	193,600
Other	63	72

Total non-current liabilities	189,263	193,672

TOTAL LIABILITIES	202,048	202,499

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	59	53

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$202,107	$202,552

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Interest income	$3,955	$4,131	$12,041	$12,568
Interest expense	(3,952)	(4,127)	(12,032)	(12,558)

Income before income taxes	3	4	9	10
Income tax expense	(1)	(1)	(3)	(3)

NET INCOME	$2	$3	$6	$7

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

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(thousands of dollars)

Balances, December 31, 2003	$1,717	$170,049	$171,766	$3,318	$328,380	$331,698	$5,035	$498,429	$503,464	(a)
Balances, September 30, 2004	$2,689	$266,325	$269,014	$3,665	$362,678	$366,343	$6,354	$629,003	$635,357	(b)

(a)	Exclusive of accumulated other comprehensive income of $2,019.
(b)	Exclusive of accumulated other comprehensive income of $506.

2. Accounting for Derivative Instruments and Hedging Activities

Accumulated other comprehensive income is separately displayed in NE LP's and the Partnerships' balance sheets. Included in NE LP's and the Partnerships' accumulated other comprehensive income at September 30, 2004 is approximately $0.5 million of net unrealized gains associated with cash flow hedges of forecasted fuel purchases through December 2004, all of which are expected to be reclassified into earnings within the next twelve months. NE LP and the Partnerships reclassified a net gain of approximately $0.5 million and $1.5 million into earnings from accumulated other comprehensive income for the three and nine months ended September 30, 2004, respectively. The effective portion of the net gain/loss on cash flow hedges included within other comprehensive income was a net gain of approximately $12 thousand and a net loss of approximately $8.0 million for the three months ended September 30, 2004 and 2003, respectively. The effective portion of the net gain/loss on cash flow hedges included within other comprehensive income was a net gain of approximately $41 thousand and approximately $12.2 million for the nine months ended September 30, 2004 and 2003, respectively.

Unrealized mark-to-market gains and losses on derivative transactions represent the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended) and the ineffective portion of transactions accounted for as cash flow hedges. These transactions have been entered into to reduce NE LP and the Partnerships' aggregate fuel and purchased power price risk. Changes in the derivatives' fair value for power purchases are recognized in revenues and fuel purchases and sales are recognized net in fuel expense in NE LP's and the Partnerships' condensed consolidated and combined statements of operations, unless hedge accounting is applied. Derivative instruments when required to be marked to market under FAS 133, as amended, are recorded on NE LP's and the Partnerships' condensed consolidated and combined balance sheets as either an asset or liability (in other current assets, other assets, other accrued expenses and other liabilities) measured at fair value.

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

The changes in the fair value of NE LP's and the Partnerships' derivative instruments for the three and nine months ended September 30, 2004 were as follows:

	Unrealized Gains	OCI	Total

		(thousands of dollars)
Three months ended September 30, 2004
Fair value of contracts outstanding at June 30, 2004	$43,052	$1,014	$44,066
Reclassification to realized at settlement of contracts	-	(520)	(520)
Effective portion of changes in fair value recorded in OCI	-	12	12
Changes in fair value excluding reclassification to realized	6,052	-	6,052

Total mark-to-market net assets at September 30, 2004	$49,104	$506	$49,610

	Unrealized Gains	OCI	Total

	(thousands of dollars)
Nine months ended September 30, 2004
Fair value of contracts outstanding at December 31, 2003	$47	$2,019	$2,093
Reclassification to realized at settlement of contracts	-	(1,554)	(1,554)
Effective portion of changes in fair value recorded in OCI	-	41	41
Changes in fair value excluding reclassification to realized	49,057	-	49,030

Total mark-to-market net assets at September 30, 2004	$49,104	$506	$49,610

NE LP's and the Partnerships' total mark-to-market net assets at September 30, 2004 shown above are included in the condensed consolidated and combined balance sheets as follows:

September 30, 2004

(thousands of dollars)
Prepaid expenses and other current assets	$10,606
Other assets	39,004

Total mark-to-market net assets at September 30, 2004	$49,610

3. Comprehensive Income

Comprehensive income below includes net income and net unrealized gains (losses) on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $0.5 million and $(11.6) million for the three months ended September 30, 2004 and 2003, respectively, and approximately $1.5 million and $(3.4) million for the nine months ended September 30, 2004 and 2003, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(thousands of dollars)

NE LP	$23,897	$15,699	$172,437	$56,085
The Partnerships	$28,694	$20,080	$186,804	$69,510

4. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at September 30, 2004 were as follows:

NE LP AND THE PARTNERSHIPS September 30, 2004

	2004(a)	2005 - 06	2007 - 08	Thereafter	Total

	(thousands of dollars)
The Partnerships:
Long-term debt(b)	$30,416	$153,353	$141,872	$134,993	$460,634
Operating leases	66	558	606	1,086	2,316
Other long-term obligations:
Energy bank liability	-	-	-	83,944	83,944
Administrative agreement(c)	150	1,200	1,200	5,400	7,950
O&M agreement(c)	375	3,000	3,000	10,500	16,875
Fuel management agreement(c)	225	1,800	1,800	12,600	16,425
Steam sales termination agreement(d)	1,038	8,302	4,151	-	13,491
Natural gas, including transportation and storage	5,282	41,963	38,779	105,416	191,440

Total Partnerships	37,552	210,176	191,408	353,939	793,075

NE LP:
Acquisition Corp. debt(b)	12,310	51,795	68,785	148,606	281,496
Affiliate debt(b)	2,382	9,530	9,530	11,912	33,354

Total NE LP	14,692	61,325	78,315	160,518	314,850

Total contractual obligations	$52,244	$271,501	$269,723	$514,457	$1,107,925

(a)	Represents contractual obligations as of September 30, 2004 for the remainder of the year.
(b)	Includes principal and interest.
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

5. Power Purchase Agreements, Fuel Supply Agreements and Steam Agreements

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. In connection with this agreement, NJEA entered into two off-peak power purchase contracts with FPL Energy, LLC's power marketing subsidiary, FPL Energy Power Marketing, Inc. (PMI) and Tractebel Energy Marketing, Inc. (TEMI), which were effective in January 2004, each for the purchase of up to 125 megawatts (mw) per off-peak hour at a fixed price to supply power to the New Jersey utility under the amended and restated power purchase agreement. Under the terms of these contracts, PMI and TEMI will purchase power from the wholesale market to be sold to NJEA. The pricing in the NJEA power purchase agreement with the New Jersey utility is based on a gas index; thus NJEA's purchase of off-peak power at a fixed price from PMI and TEMI and sale to the New Jersey utility at a gas indexed price exposes NJEA to decreases in the price of natural gas. Total power purchased under these contracts, which is reported as a reduction of revenues, for the three and nine months ended September 30, 2004 was $6.7 million and $20.3 million, respectively.

In order to hedge the Partnerships' exposure to natural gas prices relating to the amended and restated power purchase agreement, a Partial Termination Agreement between NEA and one of its fuel suppliers became effective in January 2004. Prior to the partial termination, the supplier provided 35,418 mmbtu/day to NEA, and now supplies 12,507 mmbtu/day or approximately 21% of NEA's daily fuel requirements, at a fixed price. The reduction in NEA's volume of fixed price gas exposes NEA to increases in the price of natural gas. When combined, NJEA's and NEA's exposures to changes in natural gas prices are expected to be minimized. The partial termination resulted in the fuel supplier paying the partnership $5.0 million, the removal of a $108.1 million liability representing the unamortized deferred credit as of the termination date, the addition of a $2.0 million asset representing the value of the remaining contract, and recognition of a $115.1 million gain. Due to the lack of specific accounting guidance, when a contract obtained as part of an acquisition (acquired contract) is restructured, NE LP and the Partnerships analogize to EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF 01-07, "Creditor's Accounting for a Modification or Exchange of Debt Instruments" to account for the transactions. If an acquired contract is to be accounted for as a termination, the remaining net book value of the asset or liability is removed from the balance sheet, the cash that is exchanged between the parties is recognized as either income or expense, the fair value of the new contract is recorded on the balance sheet and a gain or loss is recognized in the statement of operations.

To replace the remaining fuel requirements, NEA entered into two additional replacement long-term gas supply agreements with PMI and TEMI which became effective in January 2004 and provide the partnership with gas indexed pricing. Fuel purchased under agreements between NEA and PMI and TEMI were $18.8 million and $55.5 million, respectively, for the three and nine months ended September 30, 2004.

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

In August 2004, NEA entered into an agreement with two Massachusetts utilities to amend and restate certain power purchase agreements in order to provide NEA with the option of sourcing power from either the wholesale market or NEA's facility. In September 2004, a filing was submitted to the Massachusetts Department of Telecommunications and Energy (MA DTE) seeking approval of the agreement. Implementation of the agreement, and the effectiveness of the amended power purchase agreements, is contingent upon certain conditions being met, including, but not limited to approval of the MA DTE. Some of these conditions are considered significant. If these conditions are not satisfied, there is a possibility that the amended power purchase agreements may not become effective, and in that event, the existing power purchase agreements would remain in effect. Subject to satisfaction or waiver of the conditions, management of NEA expects the amended power purchase agreements to become effective in the first quarter of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein (the Notes) and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2003 Form 10-K for the registrants. All periods presented have been reclassified to reflect the guidance of EITF 03-11 and the SEC staff which were adopted by NE LP and the Partnerships effective October 1, 2003. This guidance relates to the reporting of realized gains and losses on derivative contracts and on the realized and unrealized effects of derivative instruments not accounted for as hedges. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

Results of Operations

NE LP and the Partnerships - The net income for NE LP and subsidiaries for the three months ended September 30, 2004 was $24.4 million compared to $27.2 million for the same period in 2003. These results reflect the combined Partnerships' net income for the three months ended September 30, 2004 of $29.2 million compared to $31.6 million for the same period in 2003. The net income for NE LP and subsidiaries for the nine months ended September 30, 2004 was $174.0 million compared to $59.5 million for the same period in 2003. These results reflect the Partnerships' combined net income for the nine months ended September 30, 2004 of $188.3 million compared to $73.0 million for the same period in 2003. Net income reflects the following items which increased (decreased) reported results:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(thousands of dollars)
Net gain on restructuring of contracts	$-	$15,198	$103,176	$15,198
Unrealized gains (losses) on derivative instruments	$6,057	$(352)	$49,084	$(3,780)
Gain on energy bank settlement	$-	$-	$-	$11,112

NE LP and the Partnerships' management uses earnings excluding these items (adjusted earnings) internally for financial planning, analysis of performance and reporting of results to partners. Management of NE LP and the Partnerships believes adjusted earnings provide a more meaningful representation of the registrants' fundamental earnings power. Although the excluded items are properly included in the determination of net income in accordance with accounting principles generally accepted in the United States of America, both the size and nature of such items make period to period comparisons of operations difficult and potentially confusing.

The net gain on restructurings of contracts in the first nine months of 2004 consisted of a gain of $115.1 million recognized on the effective date of a partial termination agreement between NEA and one of its fuel suppliers, partially offset by a loss of $11.9 million recognized on the exercise date of NJEA's option to terminate its steam sales contract.

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

In connection with the amended and restated power purchase agreement, in March 2004, NJEA exercised its option to terminate its steam sales contract since the NJEA facility is no longer operating as a base load facility. This resulted in the recognition of an $11.9 million loss representing the net present value of future payments to the steam offtaker. Under the terms of the termination agreement NJEA no longer supplies steam to the steam offtaker and NJEA is obligated to pay the offtaker a monthly fee of approximately $0.4 million through December 2007.

Revenue increased for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to an unrealized gain on derivative instruments of $6.1 million due to an increase in forward power prices, higher volume of power sold of $24.4 million due primarily to the amended and restated power purchase agreement and an increase in the utility energy bank amortization of $3.2 million. This increase was partially offset by net purchased power of $5.3 million and lower revenue of $13.7 million due to change in the price mix under the amended and restated power purchase agreement. The decrease in the energy bank balances is determined in accordance with scheduled or specified rates under a certain power purchase agreement. NE LP revenues for the three months ended September 30, 2004 and 2003 were comprised of $115.2 million and $101.0 million of power sales to utilities and $0.5 million and $0.8 million of steam sales, respectively. Partnerships' revenues for the three months ended September 30, 2004 and 2003 were comprised of $115.4 million and $101.1 million of power sales to utilities and $0.5 million and $0.8 million of steam sales, respectively. Power sales to utilities includes $0.6 million of revenue from the sale of NOx allowances in 2004.

Fuel expense increased for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to an increase in the price of market gas of $9.7 million and a decrease of $3.5 million of deferred credit amortization for fuel contracts which were terminated in August 2003 and January 2004. This increase was partially offset by a decrease in fuel costs of $12.4 million in 2004 as a result of the amended and restated power purchase agreement between NJEA and a New Jersey utility whereby NJEA has the option to supply power from the market rather than the NJEA facility.

Revenue increased for the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to the unrealized gain on derivative instruments of $49.1 million due to an increase in forward power prices and an increase in the utility energy bank amortization of $7.2 million, partially offset by net purchased power of $37.5 million and lower revenue of $10.2 million resulting from a planned outage at the NEA facility. NE LP revenues for the nine months ended September 30, 2004 and 2003 were comprised of $316.5 million and $306.9 million of power sales to utilities and $1.1 million and $2.4 million of steam sales, respectively. Partnerships' revenues for the nine months ended September 30, 2004 and 2003 were comprised of $316.8 million and $307.3 million of power sales to utilities and $1.1 million and $2.4 million of steam sales, respectively. Power sales to utilities includes $0.6 million of revenue from the sale of NOx allowances in 2004.

Fuel expense decreased for the nine months ended September 30, 2004 compared to the same period in 2003 primarily as a result of the amended and restated power purchase agreement as discussed above, planned and unplanned outages at the NEA facility and increased gains on fuel sales in 2004. By supplying power from the market rather than the NJEA facility, fuel expense decreased $60.2 million while the outages at the NEA facility resulted in a decrease of $4.8 million to fuel expense and gains on fuel sales increased $3.2 million in 2004. This decrease was partially offset by the increased cost of market priced gas of $10.6 million and $15.7 million of financial instrument settlements in 2003 not recurring in 2004. Fuel costs for the nine months ended September 30, 2003 were partly offset by $10.8 million of deferred credit amortization for fuel contracts which were terminated in August 2003 and January 2004.

Depreciation and amortization expense for NE LP and the Partnerships increased for the three and nine months ended September 30, 2004 compared to the same periods in 2003 primarily due to increased amortization resulting from an increase in the net book value of the amended and restated power purchase agreement in connection with the restructuring in December 2003 and additional capital expenditures associated with planned outages.

Interest expense for NE LP and the Partnerships decreased in the three and nine months ended September 30, 2004 primarily as a result of decreasing principal balances on their outstanding debt to the Acquisition Corp. and Funding Corp., respectively.

On March 31, 2003, an energy bank was terminated resulting in an $11.1 million gain for NEA. In connection with the termination, the energy bank balance of $22.2 million was eliminated, and NE LP paid approximately $11.1 million plus interest in June 2003.

In August 2003, NEA executed a termination agreement with one of its fuel suppliers that provided for the purchase of 13,399 mmbtu/day, resulting in removal of a $39.2 million liability representing the unamortized deferred credit as of the termination date and a $15.2 million gain for NEA.

In August 2004, NEA entered into an agreement with two Massachusetts utilities to amend and restate certain power purchase agreements in order to provide NEA with the option of sourcing power from either the wholesale market or NEA's facility. In September 2004, a filing was submitted to the MA DTE seeking approval of the agreement. Implementation of the agreement, and the effectiveness of the amended power purchase agreements, is contingent upon certain conditions being met including, but not limited to, approval of the MA DTE. Some of these conditions are considered significant. If these conditions are not satisfied there is a possibility that the amended power purchase agreements may not become effective, and in that event the existing power purchase agreements would remain in effect. Subject to satisfaction or waiver of the conditions, management of NEA expects the amended power purchase agreements to become effective in the first quarter of 2005.

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

Liquidity and Capital Resources

NE LP and the Partnerships - The increases in net cash provided by operating activities for NE LP and the Partnerships for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 were primarily due to lower operating costs in 2004 as a result of NJEA's amended and restated power purchase agreement discussed above and a decrease in interest payments on their debt.

Each of NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. Each are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2004, NE LP and the Partnerships made the scheduled debt service payments.

NE LP's and the Partnerships' long-term contractual obligations at September 30, 2004 are shown in Note 4.

Guarantees in the amount of $5.0 million each were made by a subsidiary of FPL Group, Inc. and a subsidiary of Tractebel, Inc. The guarantor unconditionally and irrevocably guarantees the payments to be made under the amended long-term gas supply agreement executed in December 2003 between NJEA and a fuel supplier.

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

The Partnerships use a value-at-risk (VaR) model to measure market risk in their mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of September 30, 2004 and December 31, 2003, the VaR figures for hedges in Accumulated Other Comprehensive Income (in thousands) are as follows:

December 31, 2003	$46
September 30, 2004	$1,469
Average for the nine months ended September 30, 2004	$1,506

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, each of the registrants had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of each of the registrants, or their equivalent (Principal Officers), of the effectiveness of the design and operation of the registrants' disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers of each of the registrants concluded that the registrants' disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants' reports filed or submitted under the Exchange Act. The registrants have a Disclosure Committee, which is made up of several key management employees and reports directly to the Principal Officers of each of the registrants to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the registrants cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

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

Item 5. Other Information
Reference is made to Item 1. Business - Partnerships' Operations in the 2003 Form 10-K for the registrants.

For information regarding an agreement to amend and restate an NEA power purchase agreement, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations. Implementation of this agreement is subject to satisfaction of certain conditions.

PART II - OTHER INFORMATION
Item 6. Exhibits

Exhibits
Exhibit Number	Description

31(a)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
31(c)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp.
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
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

Date: November 10, 2004

MARK R. SORENSEN

Mark R. Sorensen
Vice President and Treasurer of ESI Northeast Energy GP, Inc.
Treasurer of ESI Tractebel Funding Corp.
Treasurer of ESI Tractebel Acquisition Corp.
(Principal Financial and Principal Accounting Officer of the Registrants)