Form 10-K
period 2004-12-31
ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2005-03-31
CIK 934665, 934666, 934667, 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

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
Yes [ ] No [X]

As of February 28, 2005, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of February 28, 2005, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

•

A substantial portion of the output from the Partnerships' power generation facilities is sold under long-term power purchase agreements to three regulated utilities, two of which are under common control. The limited number of power purchasers creates a concentration of counterparty risk. The remaining output from the power generation facilities is sold, from time to time, in the merchant markets. In addition, it is expected that upon expiration of the power purchase agreements, the residual portion of the electrical output will be sold in the merchant market. Merchant plants sell power based on market conditions at the time of sale. The amount and timing of revenues to be received from the merchant markets in the future is uncertain. In December 2003, an amended and restated power purchase agreement between NJEA and a New Jersey utility became effective and in February 2005, amended and restated power purchase agreements between NEA and two Massachusetts utilities became effective. These agreements provide for, among other things, the ability to deliver electricity to these utilities from sources other than the NJEA and NEA facilities.

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

•

The registrants' results of operations are affected by changes in the weather. Severe weather can be destructive, causing outages and/or property damage, which could require additional costs to be incurred.

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

•	The registrants' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by national, state or local events as well as registrant-specific events.
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

PART I
Item 1. Business

General. NE LP, a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in two partnerships, NEA, a Massachusetts limited partnership, and NJEA, a New Jersey limited partnership, each of which owns an electric power generation station in the northeastern United States. NE LP is jointly owned by ESI GP and ESI LP (indirect wholly-owned subsidiaries of FPL Energy, which is an indirect wholly-owned subsidiary of FPL Group, a company listed on the New York Stock Exchange) and Tractebel GP and Tractebel LP (indirect wholly-owned subsidiaries, through Tractebel and Tractebel Power, of Suez-Tractebel S.A., a Belgian energy, industrial services and energy services business, and a member of the Suez group). NE LP also formed a wholly-owned entity, NE LLC, to assist in such acquisitions.

The Partnerships were formed in 1986 to develop, construct, own, operate and manage the power generation stations. NEA's facility commenced commercial operation in September 1991 and is located in Bellingham, Massachusetts. NJEA's facility commenced commercial operation in August 1991 and is located in Sayreville, New Jersey.

In connection with the acquisitions of the Partnerships' interests, the Funding Corp., a Delaware corporation, was acquired by a subsidiary of ESI Energy, Tractebel Power and Broad Street from IEC. The Funding Corp. was established in 1994 solely for the purpose of issuing debt. This debt was privately issued under Rule 144A to acquire outstanding bank debt and to lend funds to the Partnerships and was subsequently exchanged for publicly-issued debt.

On November 13, 1997, the Acquisition Corp., a Delaware corporation, was formed. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy and Tractebel Power. On February 12, 1998, the Acquisition Corp. issued $220 million of debt under Rule 144A which was also subsequently exchanged for publicly-issued debt. The proceeds were loaned to NE LP and then distributed to direct subsidiaries of FPL Energy and Tractebel Power. Repayment of the Funding Corp. and Acquisition Corp. debt is expected to be made from distributions from the Partnerships.

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

NEA owns, and prior to February 28, 2005, derived substantially all of its revenues from, a nominal 290 mw combined-cycle cogeneration facility. NJEA owns, and prior to 2004 derived substantially all of its revenue from, a combined-cycle generation facility with a summer output of 275 mw. However, in December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate their power purchase agreement and in February 2005, an agreement between NEA and two Massachusetts utilities became effective to amend and restate their power purchase agreements. These agreements provide for, among other things, the ability to deliver electricity to the utilities from sources other than NJEA's and NEA's cogeneration facilities. The Partnerships' facilities were constructed by Westinghouse Power and use natural gas to produce electrical energy and thermal energy in the form of steam. The Partnerships were developed and operated as qualifying facilities under PURPA and the regulations promulgated thereunder by the FERC. As a result of the amended and restated power purchase agreements, NJEA and NEA no longer operate as QFs. NJEA and NEA now have Electric Wholesale Generator (EWG) status and market based rate authority which allows NJEA and NEA to sell power at market rates. NEA received approval from the FERC to operate as an EWG on February 18, 2005. However, the Partnerships are not exempt from state regulatory commission general supervisory powers relating to environmental and safety matters.

NEA and NJEA sell substantially all of their output capability to regulated utilities under the amended and restated power purchase agreements, described above, as follows:

Power Purchaser	MW	Power Purchase Agreement Expiration

NEA:
Boston Edison	100	September 15, 2016
Boston Edison	60	September 15, 2011
Commonwealth	20	September 15, 2016
Commonwealth	20	September 15, 2016

NEA Total	200
NJEA:
JCP&L	250	August 13, 2011

The remainder of the net electrical energy produced by the Partnerships, if any, is available for sale to the marketplace either directly to third parties or via FPL Energy's power marketing subsidiary. The NEA and NJEA power purchase agreements provide for fixed annual quantities with allowances for certain operational issues.

One of the NEA power purchase agreements is required to have an energy bank to record cumulative payments made by the utility in excess of avoided cost rates scheduled or specified in such agreements. The energy bank balance bears interest at a rate specified in the agreement. The agreement requires that some or all of the remaining amount recorded in the energy bank be repaid under specific circumstances and that the energy bank balance is partially secured by a letter of credit (see Note 7 - Energy Bank and Loan Collateral to the Consolidated Combined Financial Statements).

In 2002, NJEA terminated a long-term gas supply agreement effective December 31, 2002 and entered into new long-term gas supply agreements with TEMI and PMI, respectively, each of which are related to NE LP. These two new agreements, which became effective January 1, 2003, provided the partnership with the same combined quantity of natural gas and with pricing that has been more favorable to the partnership than the agreement previously in effect.

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

On August 31, 2003, the Termination Agreement became effective and two new replacement long-term gas supply agreements were entered into by NEA with PMI and TEMI which became effective September 1, 2003. These two contracts provided NEA with the same combined quantity of natural gas and with pricing that was expected to be more favorable over the term of the agreements.

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. The agreement provides for, among other things, the delivery of electricity to the New Jersey utility from sources other than NJEA's facility when NJEA decides to do so. In connection with this restructuring, NJEA amended its remaining long-term gas supply agreement and terminated the December 2002 long-term gas supply agreements with TEMI and PMI. Under the terms of the amended long-term gas supply agreement, the supplier provides all of the fuel required to run the facility when it is operating.

NJEA also entered into two off-peak power purchase contracts with PMI and TEMI which were effective in January 2004. Under the terms of these contracts PMI and TEMI each sell up to 125 mw per off-peak hour to NJEA at a fixed price to be sold by NJEA to the New Jersey utility. The pricing in the NJEA power purchase agreement with the New Jersey utility is based on a gas index, thus NJEA's purchase of off-peak power at a fixed price from PMI and TEMI and sale to the New Jersey utility at a gas indexed price exposes NJEA to decreases in the price of natural gas.

In January 2004, NEA's Partial Termination Agreement became effective resulting in a reduction of the daily delivery of fuel to 12,507 MMBtu/day. To replace the remaining fuel requirements, NEA entered into two additional replacement long-term gas supply agreements with PMI and TEMI at a market index which became effective in January 2004. This reduction in NEA's volume of fixed gas exposes NEA to increases in the price of natural gas. When combined, NJEA's and NEA's exposures to changes in natural gas prices were offsetting.

In connection with the NJEA amended and restated power purchase agreement, in March 2004, NJEA exercised its option to terminate its steam sales contract since the NJEA facility is no longer operating as a base load facility. This resulted in the recognition of an $11.9 million loss representing the net present value of future payments to the steam offtaker. Under the terms of the termination agreement NJEA no longer supplies steam to the steam offtaker and NJEA is obligated to pay the offtaker a monthly fee of approximately $0.4 million through December 2007.

To meet the FERC regulations for a qualifying facility, NEA sold thermal energy to an unrelated third party. NEA sold steam to a third party which leased a carbon dioxide facility owned by NEA and is located on NEA's property. However, in February 2005, NEA issued a notice of termination to the lessee of the carbon dioxide facility that provides NEA the option to terminate the operating lease, steam sales agreement and other ancillary agreements effective March 31, 2005. Upon termination of the lease, NEA is expected to make a payment to the lessee for an immaterial amount. NEA now has EWG status and no longer operates as a QF.

On February 28, 2005, the amended and restated power purchase agreements among NEA as seller, and Boston Edison and Commonwealth as utility purchasers became effective. The amended and restated agreements provide for, among other things, NEA obtaining the right to source power from the wholesale market in addition to sourcing power from NEA's facility.

On March 2, 2005, the gas purchase and supply agreement between NEA and ProGas was terminated by agreement (NEA Termination Agreement). Under the terms of the NEA Termination Agreement, NEA will continue to purchase 12,507 MMbtu/day through October 31, 2005 at a fixed price and the fuel supplier will pay NEA $25.0 million on November 1, 2005.

NEA and New England Power terminated the remaining power purchase agreement effective February 28, 2005. The terminated agreement had covered approximately 8% of NEA's output up to 25 megawatts. The termination of this power purchase agreement will result in the recognition of a $2.4 million loss representing the current net book value of the agreement.

Also on February 28, 2005, NEA terminated its long-term gas supply agreements with PMI and TEMI, which had been effective since September 2003 and January 2004, and replaced them with two long-term gas supply agreements with PMI and TEMI effective March 31, 2005 that will enable NEA to purchase sufficient fuel for production.

The Partnerships will continue to receive the natural gas that fuels the Partnerships' facilities through long-term gas supply agreements with PMI and TEMI and, in the case of NJEA, with PSE&G. Natural gas is transported to, or stored for later use by, the Partnerships pursuant to long-term gas transportation and storage agreements. The remainder of the daily fuel requirements is satisfied by open-market purchases.

On February 28, 2005, NJEA terminated its two off-peak power purchase contracts with PMI and TEMI, which had been entered into effective January 2004, each of which provided for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility.

ESI Northeast Fuel, an indirect wholly-owned subsidiary of FPL Energy, is the fuel manager for the Partnerships and provides fuel management and administrative services by contracting with PMI. On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements.

FPLE Operating Services, a wholly-owned indirect subsidiary of FPL Energy, provides O&M services for the Partnerships. See Management's Discussion - Related Party Information.

Seasonality. Payments due to NJEA under the JCP&L power purchase agreement during the winter and summer seasons are substantially higher than those in spring and fall. Otherwise, the business of the Partnerships is not materially subject to seasonal factors.

Environmental. Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, lead paint, asbestos, noise and aesthetics, solid waste, natural resources, and other environmental matters. Compliance with these laws and regulations could increase the cost of operating the facilities by requiring, among other things, changes in the design and operation of these facilities. During 2004, 2003 and 2002, the registrants spent $0 on capital additions necessary to comply with environmental laws and regulations and do not anticipate incurring such costs in 2005.

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

Item 2. Properties As of December 31, 2004, the Partnerships had the following properties:

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

Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for the Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

This item is not applicable to any of the registrants.

Item 6. Selected Financial Data
	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Thousands of Dollars)
SELECTED CONSOLIDATED DATA OF NE LP AND SUBSIDIARIES:
Operating revenues	$419,828	$404,279	$390,511	$364,398	$337,579
Net income	$189,780	$61,891	$98,139	$16,703	$19,636
Total assets	$1,076,568	$1,117,219	$1,162,882	$1,220,024	$1,282,309
Long-term debt, excluding current maturities	$483,816	$540,833	$554,614	$587,232	$618,720
Energy bank and other liabilities	$84,541	$108,582	$146,868	$157,919	$162,908
SELECTED COMBINED DATA OF THE PARTNERSHIPS:
Operating revenues	$420,208	$404,716	$390,511	$364,398	$337,579
Net income	$208,820	$79,737	$116,099	$34,755	$37,716
Total assets	$1,073,808	$1,113,097	$1,158,039	$1,214,461	$1,276,271
Long-term debt, excluding current maturities	$278,302	$323,650	$352,214	$376,032	$398,720
Energy bank and other liabilities	$84,389	$108,430	$146,716	$157,767	$162,756
SELECTED DATA OF THE FUNDING CORP.:
Operating revenues	$-	$-	$-	$-	$-
Net income	$-	$-	$-	$-	$-
Total assets	$323,651	$352,215	$376,033	$398,721	$418,881
Long-term debt, excluding current maturities	$278,302	$323,650	$352,214	$376,032	$398,720
SELECTED DATA OF THE ACQUISITION CORP.:
Operating revenues	$-	$-	$-	$-	$-
Net income	$9	$9	$9	$9	$9
Total assets	$193,752	$202,552	$211,352	$220,152	$220,152
Long-term debt, excluding current maturities	$184,800	$193,600	$202,400	$211,200	$220,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated and Combined Financial Statements and Notes to Financial Statements contained herein. In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Results of Operations
NE LP Consolidated

NE LP's net income for 2004, 2003 and 2002 was $189.8 million, $61.9 million and $98.1 million, respectively. Net income for 2004 included a net gain of $103.2 million on restructuring of contracts and net unrealized mark-to-market gains of $40.4 million on derivatives. Net income for 2003 included a gain of $15.2 million on restructuring of contracts, a gain of $11.1 million on an energy bank settlement, and net unrealized mark-to-market losses of $3.9 million on derivatives. Net income for 2002 included a gain of $45.1 million on restructuring of contracts and net unrealized mark-to-market gains of $7.3 million on derivatives.

NE LP Consolidated - 2004 compared to 2003

The net gain on restructurings of contracts in 2004 consisted of a gain of $115.1 million recognized on the effective date of a partial termination agreement between NEA and one of its fuel suppliers, partially offset by a loss of $11.9 million recognized on the exercise date of NJEA's option to terminate its steam sales contract.

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. In connection with that agreement, NJEA entered into two off-peak power purchase contracts with PMI and TEMI, which were effective in January 2004, each for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility under the amended and restated power purchase agreement. Under the terms of these contracts, PMI and TEMI purchased power from the wholesale market to be sold to NJEA. The pricing in the NJEA power purchase agreement with the New Jersey utility is based on a gas index; thus NJEA's purchase of off-peak power at a fixed price from PMI and TEMI and sale to the New Jersey utility at a gas indexed price exposes NJEA to decreases in the price of natural gas.

In order to reduce the Partnerships' exposure to natural gas prices relating to the amended and restated power purchase agreement, a Partial Termination Agreement between NEA and one of its fuel suppliers became effective in January 2004. Prior to the partial termination, the supplier provided 35,418 MMbtu/day to NEA, and now supplies 12,507 MMbtu/day or approximately 21% of NEA's daily fuel requirements, at a fixed price. The reduction in NEA's volume of fixed price gas exposed NEA to increases in the price of natural gas. When combined, NJEA's and NEA's exposures to changes in natural gas prices were minimal. The partial termination resulted in the fuel supplier paying NEA $5.0 million, the removal of a $108.1 million liability representing the unamortized deferred credit as of the termination date, the addition of a $2.0 million asset representing the value of the remaining contract, and recognition of a $115.1 million gain.

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

NE LP's revenues were derived from six power purchase agreements with regulated utilities in Massachusetts and New Jersey. Under the terms of these contracts power generated from the Partnerships' facilities (or, in the case of NJEA, from the wholesale market) were sold to these utilities at prices specified in the contracts. The pricing under three of the Massachusetts power purchase agreements was substantially fixed. The pricing under one of the Massachusetts power purchase agreements was indexed to a fuel index and the pricing under the remaining Massachusetts power purchase agreement was indexed to the power market prior to its termination in February 2005. The pricing under the New Jersey amended and restated power purchase agreement is indexed to fuel indices. The pricing under the NEA amended and restated power purchase agreement is indexed to market power indices.

Revenue increased in 2004 compared to 2003 primarily due to the net unrealized gain on derivative instruments of $40.4 million due to an increase in forward power prices, an increase of $32.4 million due to favorable pricing under the power purchase agreements indexed to fuel prices, and an increase in the utility energy bank amortization of $10.5 million, partially offset by net purchased power of $54.0 million and lower revenue of $16.1 million resulting primarily from planned and unplanned outages at the NEA facility. Revenues in 2004 were comprised of $418.6 million of power sales to utilities net of purchased power and $1.3 million of steam sales. Power sales to utilities reflect energy bank amortization of $38.8 million and $28.3 million in 2004 and 2003, respectively. Power sales to utilities includes $1.7 million of revenue from the sale of emission allowances in 2004.

Fuel expense decreased in 2004 compared to 2003 primarily as a result of the NJEA amended and restated power purchase agreement, planned and unplanned outages at the NEA facility and increased gains on fuel sales in 2004. By supplying power from the market rather than the NJEA facility, fuel expense decreased $80.9 million while the outages at the NEA facility resulted in a decrease of $5.9 million to fuel expense and gains on fuel sales increased $1.9 million in 2004. This decrease was partially offset by the increased cost of market priced gas of $58.7 million. Fuel costs in 2003 were partly offset by $13.6 million of deferred credit amortization for fuel contracts which were terminated in August 2003 and January 2004.

O&M expense increased in 2004 compared to 2003 primarily due to the unplanned outages at the NEA facility.

Depreciation and amortization expense increased in 2004 compared to 2003 primarily due to increased amortization resulting from an increase in the net book value of the NJEA amended and restated power purchase agreement in connection with the restructuring in December 2003.

NE LP makes scheduled interest and principal payments on its outstanding debt. NE LP is scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for NE LP decreased in each of 2004 and 2003 as a result of decreasing principal balances on its outstanding debt. This decrease was partially offset by interest on the December 2003 $26.2 million loan to NE LP from an affiliate of NE LP mentioned below.

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

NE LP Consolidated - 2003 compared to 2002

Revenue increased in 2003 primarily due to fixed escalators, and favorable pricing under the power purchase agreements tied to the fuel and power indices. In connection with the NJEA amended and restated power purchase agreement mentioned below, the New Jersey facility did not operate for the last thirteen days in December 2003, instead selling power purchased in the wholesale market to the New Jersey utility. Included as an offset to revenue in 2003 is $4.0 million of purchased power.

Revenues in 2003 were comprised of $401.3 million of power sales to utilities net of purchased power and $3.0 million of steam sales. Power sales to utilities reflect energy bank amortization of $28.3 million and $25.6 million in 2003 and 2002, respectively. The increases in energy bank amortization, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

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

On August 31, 2003, the Termination Agreement became effective resulting in removal of a $39.2 million liability representing the unamortized deferred credit as of the termination date and a $15.2 million gain for NEA. In conjunction with this termination, NEA was to pay a termination fee of $24.0 million, of which $12.0 million was paid by the NE LP partners and recorded by NE LP and NEA as a capital contribution. Promissory notes were issued by the NE LP partners for the remaining $12.0 million which was also recorded as a capital contribution by NE LP and NEA. The notes bore interest at a rate of 6% per annum and were paid in full in January 2004.

NEA entered into two replacement long-term gas supply agreements with PMI and TEMI which became effective September 1, 2003. These two contracts provided NEA with the same combined quantity of natural gas and with pricing that was expected to be more favorable over the term of the agreements.

In accordance with the NJEA amended and restated power purchase agreement, in December 2003, NE LP and the Partnerships paid $26.2 million to the New Jersey utility which was funded through a loan to NE LP from an affiliate of NE LP which matures in June 2011.

In connection with this restructuring, NJEA amended its remaining long-term gas supply agreement and terminated the long-term gas supply agreements with TEMI and PMI. Under the terms of the amended long-term gas supply agreement, the supplier provides all of the fuel required to operate the facility when the partnership determines that it is economically beneficial to do so. The partnership is required to pay a monthly fee of $0.2 million to the fuel supplier regardless of whether fuel is purchased during the month. In addition, the partnership also amended its steam sales agreement. Under the terms of the amendment, the partnership is to pay a monthly fee of up to $0.4 million to the steam supplier when the partnership decides that it is not economically beneficial to operate the facility and therefore, cannot sell steam to the steam supplier.

In December 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on one of the power purchase agreements in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 was being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflected the position that, as of December 31, 2000, the energy bank balance represented deferred revenue and was being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the power purchase agreement. The power purchaser (Power Purchaser) disputed this position. The Power Purchaser contended that the energy bank balance was being adjusted monthly and could require a significant payment by NEA upon termination. On October 31, 2002, the Power Purchaser filed a demand for arbitration with the American Arbitration Association in this matter.

On March 31, 2003, the energy bank was terminated resulting in an $11.1 million gain for NEA. In connection with the termination, a settlement of the disputes in connection with the arbitration was reached between NE LP, acting on its behalf and on behalf of NEA, and another company (Agent), acting on its behalf and on behalf of the Power Purchaser. The registrants understand that the Agent acts as agent and representative of the Power Purchaser with respect to the power purchase agreement. Under the terms of the settlement, the arbitration was irrevocably dismissed and the related claims released, any energy bank obligations under the power purchase agreement were terminated, the energy bank balance of $22.2 million was eliminated, and NE LP paid approximately $11.1 million plus interest to the Agent in June 2003.

As a condition to this settlement, the Agent entered into an agreement (PMI Agreement) with PMI. Under the terms of the PMI Agreement, until termination of the power purchase agreement, PMI is to purchase power from the Agent under the same terms as the Agent purchases power under the power purchase agreement, as the Power Purchaser's agent and representative.

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

The Partnerships

The Partnerships' net income for 2004, 2003 and 2002 was $208.8 million, $79.7 million and $116.1 million, respectively. Net income for 2004 included a net gain of $103.2 million on restructuring of contracts and net unrealized mark-to-market gains of $40.4 million on derivatives. Net income for 2003 included a gain of $15.2 million on restructuring of contracts, a gain of $11.1 million on an energy bank settlement, and net unrealized mark-to-market losses of $3.9 million on derivatives. Net income for 2002 included a gain of $45.1 million on restructuring of contracts and net unrealized mark-to-market gains of $7.3 million on derivatives.

The Partnerships - 2004 compared to 2003

The Partnerships' revenues were derived from six power purchase agreements with regulated utilities in Massachusetts and New Jersey. Under the terms of these contracts power generated from the Partnerships' facilities (or, in the case of NJEA, from the wholesale market) were sold to these utilities at prices specified in the contracts. The pricing under three of the Massachusetts power purchase agreements were substantially fixed. The pricing under one of the Massachusetts power purchase agreements was indexed to a fuel index and the pricing under the remaining Massachusetts power purchase agreement was indexed to the power market prior to its termination in February 2005. The pricing under the New Jersey amended and restated power purchase agreement is indexed to fuel indices. The pricing under the NEA amended and restated power purchase agreements is indexed to market power indices.

Revenue increased in 2004 compared to 2003 primarily due to the net unrealized gain on derivative instruments of $40.4 million due to an increase in forward power prices, an increase of $32.4 million due to favorable pricing under the power purchase agreements indexed to fuel prices, and an increase in the utility energy bank amortization of $10.5 million, partially offset by net purchased power of $54.0 million and lower revenue of $16.1 million resulting primarily from the planned and unplanned outages, at the NEA facility. Revenues in 2004 were comprised of $418.9 million of power sales to utilities net of purchased power and $1.3 million of steam sales. Power sales to utilities reflect energy bank amortization of $38.8 million and $28.3 million in 2004 and 2003, respectively. Power sales to utilities includes $1.7 million of revenue from the sale of emission allowances in 2004.

Fuel expense decreased in 2004 compared to 2003 primarily as a result of the NJEA amended and restated power purchase agreement, planned and unplanned outages at the NEA facility and increased gains on fuel sales in 2004. By supplying power from the market rather than the NJEA facility, fuel expense decreased $80.9 million while the outages at the NEA facility resulted in a decrease of $5.9 million to fuel expense and gains on fuel sales increased $1.9 million in 2004. This decrease was partially offset by the increased cost of market priced gas of $58.7 million. Fuel costs in 2003 were partly offset by $13.6 million of deferred credit amortization for fuel contracts which were terminated in August 2003 and January 2004.

O&M expenses increased in 2004 compared to 2003 primarily due to the unplanned outages at the NEA facility.

Depreciation and amortization expense increased in 2004 compared to 2003 primarily due to increased amortization resulting from an increase in the net book value of the NJEA amended and restated power purchase agreement in connection with the restructuring in December 2003.

The Partnerships make scheduled interest and principal payments on their outstanding debt. The Partnerships are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for the Partnerships decreased in each of 2004 and 2003 as a result of decreasing principal balances on their outstanding debt.

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

The Partnerships - 2003 compared to 2002

Revenue increased in 2003 primarily due to fixed escalators, and favorable pricing under the power purchase agreements tied to the fuel and power indices. In connection with the NJEA amended and restated power purchase agreement mentioned below, the New Jersey facility did not operate for the last thirteen days in December 2003, instead selling power purchased in the wholesale market to the New Jersey utility. Included as an offset to revenue in 2003 is $4.0 million of purchased power.

Revenues in 2003 were comprised of $401.7 million of power sales to utilities net of purchased power and $3.0 million of steam sales. Power sales to utilities reflect energy bank amortization of $28.3 million and $25.6 million in 2003 and 2002, respectively. The increases in energy bank amortization, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

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

On August 31, 2003, the Termination Agreement became effective resulting in removal of a $39.2 million liability representing the unamortized deferred credit as of the termination date and a $15.2 million gain for NEA. In conjunction with this termination, NEA was to pay a termination fee of $24.0 million, of which $12.0 million was paid by the NE LP partners and recorded by NE LP as a capital contribution. Promissory notes were issued by the NE LP partners for the remaining $12.0 million which was also recorded as a capital contribution. The notes bore interest at a rate of 6% per annum and were paid in full in January 2004.

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

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. The new agreement provides for, among other things, the ability to deliver electricity to the New Jersey utility from sources other than NJEA's facility at a payment that is less than the payment required under the prior power purchase agreement. In accordance with the agreement, NJEA paid $26.2 million to the New Jersey utility through a cash contribution by NE LP. NE LP received funding through a loan from an affiliate of NE LP which matures in June 2011.

In connection with this restructuring, NJEA amended its remaining long-term gas supply agreement and terminated the long-term gas supply agreements with TEMI and PMI. Under the terms of the amended long-term gas supply agreement, the supplier provides all of the fuel required to operate the facility when the partnership determines that it is economically beneficial to do so. The partnership is required to pay a monthly fee of $0.2 million to the fuel supplier regardless of whether fuel is purchased during the month. In addition, the partnership also amended its steam sales agreement. Under the terms of the amendment, the partnership is to pay a monthly fee of up to $0.4 million to the steam supplier when the partnership decides that it is not economically beneficial to operate the facility and therefore, cannot sell steam to the steam supplier.

In December 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on one of the power purchase agreements in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 was being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflected the position that, as of December 31, 2000, the energy bank balance represented deferred revenue and was being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the power purchase agreement. The Power Purchaser disputed this position. The Power Purchaser contended that the energy bank balance was being adjusted monthly and could require a significant payment by NEA upon termination. On October 31, 2002, the Power Purchaser filed a demand for arbitration with the American Arbitration Association in this matter.

On March 31, 2003, the energy bank was terminated resulting in an $11.1 million gain for NEA. In connection with the termination, a settlement of the disputes in connection with the arbitration was reached between NE LP, acting on its behalf and on behalf of NEA, and the Agent, acting on its behalf and on behalf of the Power Purchaser. The registrants understand that the Agent acts as agent and representative of the Power Purchaser with respect to the power purchase agreement. Under the terms of the settlement, the arbitration was irrevocably dismissed and the related claims released, any energy bank obligations under the power purchase agreement were terminated, the energy bank balance of $22.2 million was eliminated, and NE LP paid approximately $11.1 million plus interest to the Agent in June 2003. As this amount was paid by NE LP on behalf of NEA, this $11.1 million was recorded as a capital contribution in the NEA and NJEA combined financial statements and is also included as a non-cash transaction in the combined statements of cash flows.

As a condition to this settlement, the Agent entered into the PMI Agreement with PMI. Under the terms of the PMI Agreement, until termination of the power purchase agreement, PMI is to purchase power from the Agent under the same terms as the Agent purchases power under the power purchase agreement, as the Power Purchaser's agent and representative.

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

The Funding Corp. and the Acquisition Corp.

Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for the Funding Corp. and the Acquisition Corp. decreased in each of 2004 and 2003 as a result of decreasing principal balances on their outstanding debt.

Subsequent Events

On February 28, 2005, the amended and restated power purchase agreements among NEA as seller, and Boston Edison and Commonwealth as utility purchasers became effective. The amended and restated agreements provide for, among other things, NEA obtaining the right to source power from the wholesale market in addition to sourcing power from NEA's facility. NE LP paid approximately $29.9 million to the utility purchasers which was funded through loans from affiliates of NE LP's partners due on December 31, 2005. Repayment of these loans is expected to be made out of funds otherwise available for NE LP partnership distributions.

On March 2, 2005, the gas purchase and supply agreement between NEA and ProGas Limited was terminated by agreement (NEA Termination Agreement). Under the terms of the NEA Termination Agreement, NEA will continue to purchase 12,507 MMbtu/day through October 31, 2005 at a fixed price and the fuel supplier will pay NEA $25.0 million on November 1, 2005.

Also on February 28, 2005, NEA terminated its long-term gas supply agreements with PMI and TEMI, which had been effective since September 2003 and January 2004, and replaced them with two long-term gas supply agreements with PMI and TEMI effective March 31, 2005 that will enable NEA to purchase sufficient fuel for production.

NEA and New England Power terminated the remaining power purchase agreement effective February 28, 2005. The terminated agreement had covered approximately 8% of NEA's output up to 25 megawatts. The termination of this power purchase agreement will result in the recognition of a $2.4 million loss representing the current net book value of the agreement.

On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements.

Also on February 28, 2005, NJEA terminated its two off-peak power purchase contracts with PMI and TEMI, which had been entered into effective January 2004, each of which provided for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility.

To meet the FERC regulations for a qualifying facility, NEA sold thermal energy to an unrelated third party. NEA sold steam to a third party which leased a carbon dioxide facility owned by NEA and is located on NEA's property. However, in February 2005, NEA issued a notice of termination to the lessee of the carbon dioxide facility that provides NEA the option to terminate the operating lease, steam sales agreement and other ancillary agreements effective March 31, 2005. Upon termination of the lease, NEA is expected to make a payment to the lessee for an immaterial amount. NEA now has EWG status and no longer operates as a QF.

Related Party Information

NE LP and the Partnerships receive O&M, fuel management and administrative services from entities related to FPL Energy. Payments to these entities for these services approximate $3.4 million annually. For additional information see Note 5 of the Notes to Consolidated and Combined Financial Statements.

The Partnerships receive fuel pursuant to fuel supply agreements with entities related to FPL Energy and Tractebel. For additional information see Note 3 - Fuel Supply, Transportation and Storage Agreements of the Notes to Consolidated and Combined Financial Statements.

On February 28, 2005, NEA terminated its long-term gas supply agreements with PMI and TEMI, which had been effective since September 2003 and January 2004, and replaced them with two long-term gas supply agreements with PMI and TEMI effective March 31, 2005 that will enable NEA to purchase sufficient fuel for production.

NJEA entered into two off-peak power purchase contracts with entities related to FPL Energy and Tractebel. For additional information see Note 3 - Power Purchase Agreements of the Notes to Consolidated and Combined Financial Statements.

In December 2003, NE LP issued a $26.2 million note to an affiliate of NE LP to fund the payment to the New Jersey utility in accordance with the NJEA amended and restated power purchase agreement. Interest expense was $2.1 million in 2004.

As discussed in Note 8, in February 2005 NE LP borrowed approximately $29.9 million from affiliates of its partners to fund payments to utility purchasers in connection with NEA's amended and restated power purchase agreements.

As discussed in Note 4, the proceeds from the Funding Corp.'s secured notes (Funding Corp. Securities) were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. Interest expense was $32.9 million, $35.3 million and $37.4 million in 2004, 2003 and 2002, respectively.

As discussed in Note 4, the proceeds from the Acquisition Corp. secured notes were loaned to NE LP and evidenced by a promissory note. Interest expense was $16.0 million, $16.7 million and $17.4 million in 2004, 2003 and 2002, respectively.

On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements.

Liquidity and Capital Resources

The Funding Corp. and the Partnerships - Cash flow generated by the Partnerships during 2004 was sufficient to fund operating expenses as well as the debt service requirements of the Funding Corp. Debt maturities of the Funding Corp. will require cash outflows of approximately $360.2 million in principal and interest through 2009, including approximately $75.2 million in 2005. It is anticipated that cash requirements for principal and interest payments in 2005 will be satisfied with the Partnerships' operational cash flow. Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy. See Funding Corp.'s Note 3 to Financial Statements, and Note 4 to Consolidated and Combined Financial Statements - Funding Corp.

The trust indenture governing the Funding Corp. securities contains certain restrictions on certain activities of the Partnerships, including incurring additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements and the execution of mergers, consolidations and sales of assets.

Contributions from partners were $0, $61.3 million and $23.3 million in 2004, 2003 and 2002, respectively. The contributions from partners in 2003 were used to pay for restructurings of contracts and settlement of the NEA energy bank. See "Results of Operations" for further discussion of the dispute and resolution of this energy bank.

Letters of credit were established to satisfy requirements in certain power purchase agreements. As of December 31, 2004, one letter of credit related to a power purchase agreement remains. This letter of credit can be drawn upon in multiple drawings in favor of the power purchaser in the event that the power purchase agreement has terminated at the time when there is a positive energy bank balance existing. See Note 7 to Consolidated and Combined Financial Statements - Energy Bank and Loan Collateral.

The Acquisition Corp. and NE LP - Cash flow generated by NE LP during 2004 was sufficient to fund operating expenses as well as fund the debt service requirements of the Acquisition Corp. and the Funding Corp. Debt maturities of the Acquisition Corp. and the Funding Corp. will require cash outflows of approximately $516.9 million in principal and interest through 2009, including approximately $99.3 million in 2005. Debt maturities of NE LP's note payable-affiliate will require NE LP cash outflows of approximately $31.0 million in principal and interest through 2011, including approximately $4.8 million in 2005. It is anticipated that cash requirements for principal and interest payments in 2005 will be satisfied with NE LP's operational cash flow. Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy. See Acquisition Corp.'s Note 3 to Financial Statements, and Note 4 to Consolidated and Combined Financial Statements - Acquisition Corp.

Contributions from partners were $0, $24.0 million and $23.3 million in 2004, 2003 and 2002, respectively. These contributions were used to fund contract restructurings.

Letters of credit were established to satisfy requirements in certain power purchase agreements. As of December 31, 2004, one letter of credit related to a power purchase agreement remains. This letter of credit can be drawn upon in multiple drawings in favor of the power purchaser in the event that the power purchase agreement has terminated at the time when there is a positive energy bank balance existing. See Note 7 to Consolidated and Combined Financial Statements - Energy Bank and Loan Collateral.

The long-term contractual obligations of NE LP and the Partnerships at December 31, 2004 were as follows:
NE LP AND THE PARTNERSHIPS December 31, 2004 (Thousands of Dollars)

	Total	2005	2006-7	2008-9	Thereafter

CONTRACTUAL OBLIGATIONS

The Partnerships:
Funding Corp debt(a)	$430,216	$75,228	$152,691	$132,295	$70,002
Operating leases	2,250	273	582	630	765
Other long-term obligations:
Energy bank liability	75,496	-	-	-	75,496
Administrative agreement(b)	8,400	600	1,200	1,200	5,400
O&M agreement(b)	18,000	1,500	3,000	3,000	10,500
Fuel management agreement(b)	17,100	900	1,800	1,800	12,600
Steam sales termination agreement(c)	12,453	4,151	8,302	-	-
Natural gas, including transportation and storage	207,284	21,126	41,963	38,779	105,416

Total Partnerships	771,199	103,778	209,538	177,704	280,179

NE LP:
Acquisition Corp debt(a)	269,185	24,093	62,973	69,581	112,538
Affiliate debt(a)	30,972	4,765	9,530	9,530	7,147

	300,157	28,858	72,503	79,111	119,685

Total contractual obligations	$1,071,356	$132,636	$282,041	$256,815	$399,864

(a)	Includes principal and interest.
(b)

Represents the minimum obligation under the terms of the agreement. The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the minimum obligation included in the table.

(c)	Represents the gross amount due under the agreement. Approximately $0.8 million is reimbursed by the New Jersey utility annually under the terms of the amended and restated power purchase agreement.

The trust indenture governing the Funding Corp. securities contains certain restrictions on certain activities of the Partnerships, including incurring additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements and the execution of mergers, consolidations and sales of assets.

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

Accounting for Derivative Instruments and Hedging Activities - Derivative instruments are recorded on NE LP's and the Partnerships' consolidated balance sheets as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses) measured at fair value in accordance with FAS 133 (as amended and interpreted). NE LP and the Partnerships use derivative instruments (primarily forward purchases and sales, swaps and options) to manage the commodity price risk inherent in fuel and electricity contracts. In addition, NE LP and the Partnerships use derivatives to optimize the value of power generation assets.

All changes in the derivatives' fair value for power purchases and sales are recognized net in revenues and fuel purchases and sales are recognized net in fuel expense unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk physical delivery for forecasted commodity transactions must be probable. NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has not occurred. Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. At December 31, 2004, no cash flow hedges existed at NE LP and the Partnerships. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. the ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are included within the line items in the items in the statements of operations to which they relate.

Energy Bank Balances - One of the power purchase agreements continues to have an energy bank and records cumulative payments made by the utility in excess of avoided cost rates scheduled or specified in such agreement. Amortization of the energy bank is based on power provided under the power purchase agreement and the avoided cost rates specified in the agreement. Amortization was $38.8 million and $28.3 million in 2004 and 2003, respectively. The energy bank balance bears interest at a rate specified in the agreement. In the event of certain circumstances, some or all of the remaining amount recorded in the energy bank will be repaid. The energy bank balance is partially secured by a letter of credit (see Note 7 - Energy Bank and Loan Collateral of the Notes to Consolidated and Combined Financial Statements).

Major Maintenance - Maintenance expenses are accrued for certain identified major maintenance and repair items related to the Partnerships' facilities that will be performed in the future. The expenses are accrued ratably over each major maintenance cycle. These expenses are based on estimated costs and assumptions available at the time. Changes in these estimates or assumptions could result in significant changes in the liability balance. The amounts accrued relate to maintenance costs required for the equipment to operate over its depreciable life. For the periods ended December 31, 2004, 2003 and 2002, the Partnerships recorded major maintenance expense of $5.4 million, $4.6 million and $4.7 million, respectively. At December 31, 2004 and 2003, the Partnerships had $11.4 million and $12.4 million of accrued major maintenance expense, respectively.

Contract Restructurings - NE LP and the Partnerships have been restructuring power purchase agreements and fuel supply contracts to maximize the profitability of the Partnerships. Due to the lack of specific accounting guidance, when a contract is restructured, NE LP and the Partnerships analogize to EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF 01-07, "Creditor's Accounting for a Modification or Exchange of Debt Instruments" to account for the transactions. NE LP and the Partnerships focus on changes in volume, prices and cash flows to determine whether a contract is accounted for as a termination or modification. The calculation of changes in volume, prices and cash flows, as well as the fair value of any new contract, involves the use of estimates and judgments about future events. If a contract is to be accounted for as a termination, the remaining net book value of the asset or liability is removed from the balance sheet, the cash that is exchanged between the parties is recognized as either income or expense, the fair value of the new contract is recorded on the balance sheet and a gain or loss is recognized on the statement of operations. If a contract is to be accounted for as a modification, cash that is exchanged between the parties is added or subtracted to the basis of the asset or liability.

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

Interest Rate Risk - The fair value of NE LP's and the Partnerships' long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of debt to a hypothetical 10% decrease in interest rates which is a reasonable near-term market change:

	December 31, 2004				December 31, 2003

	Carrying Value	Estimated Fair Value		Hypothetical Increased Estimated Fair Value	Carrying Value	Estimated Fair Value	Hypothetical Increased Estimated Fair Value

	(Thousands of Dollars)
Long-term debt of NE LP / Acquisition Corp.	$217,183	$199,759	(a)	$206,722	$228,588	$210,372	$215,849
Long-term debt of Partnerships / Funding Corp.	$323,650	$366,313		$337,670	$352,214	$361,064	$362,140

(a)	Based on the bid price of the bonds and the book value of the affiliate note as of December 31, 2004.

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

The Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios. The VaR is the estimated loss based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of December 31, 2004 and 2003, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges	Non-Managed Hedges and Hedges in OCI	Total

December 31, 2003	$-	$46	$46
December 31, 2004	$-	$3,165	$3,165
Average for the period ended December 31, 2004	$7	$1,544	$1,788

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NORTHEAST ENERGY, LP NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of Northeast Energy, LP (a partnership) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2004, and the combined balance sheets of Northeast Energy Associates, a limited partnership, and North Jersey Energy Associates, a limited partnership, two of the subsidiaries of Northeast Energy, LP (collectively, with Northeast Energy, LP, "the Partnerships"), as of December 31, 2004 and 2003, and the related combined statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the respective Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnerships are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnerships' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Northeast Energy, LP and its subsidiaries and the financial position of Northeast Energy Associates, a limited partnership, and North Jersey Energy Associates, a limited partnership, as of December 31, 2004 and 2003, and the results of their respective operations and their respective cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 29, 2005

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$51,104	$58,907
Accounts receivable	45,860	33,957
Due from related party	3,812	3,237
Spare parts inventories	3,379	3,055
Fuel inventories	5,559	10,362
Prepaid expenses and other current assets	10,084	2,784

Total current assets	119,798	112,302

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $4,240 and $3,666, respectively)	2,720	3,294
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $146,344 and $128,494, respectively)	373,857	391,108
Power purchase agreements (net of accumulated amortization of $382,336 and $318,743, respectively)	532,608	596,201
Other assets	42,873	9,602

Total non-current assets	956,770	1,004,917

TOTAL ASSETS	$1,076,568	$1,117,219

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$45,348	$28,564
Current portion of notes payable - the Acquisition Corp.	8,800	8,800
Current portion of notes payable - affiliate	2,869	2,605
Accrued interest payable	-	48
Accounts payable	3,726	13,959
Due to related parties	29,370	12,292
Other accrued expenses	15,654	11,953

Total current liabilities	105,767	78,221

Non-current liabilities:
Deferred credit - fuel contracts	-	108,274
Notes payable - the Funding Corp.	278,302	323,650
Note payable - the Acquisition Corp.	184,800	193,600
Note payable - affiliate	20,714	23,583
Energy bank and other liabilities	84,541	108,582
Lease payable	740	815

Total non-current liabilities	569,097	758,504

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	7,896	5,431
Limited partners	393,808	273,044
Accumulated other comprehensive income	-	2,019

Total partners' equity	401,704	280,494

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,076,568	$1,117,219

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2004	2003	2002

REVENUES	$419,828	$404,279	$390,511

COSTS AND EXPENSES:
Fuel	163,860	201,860	169,958
Operations and maintenance	17,013	15,428	13,783
Depreciation and amortization	81,523	78,069	76,468
General and administrative	8,453	9,083	8,951
Gain on energy bank settlement	-	(11,112)	-
Net gain on restructuring of contracts	(103,176)	(15,198)	(45,098)

Total costs and expenses	167,673	278,130	224,062

OPERATING INCOME	252,155	126,149	166,449

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	574	599	624
Interest expense	61,304	64,514	68,411
Interest income	(399)	(539)	(725)
Other (income) / expense	896	(316)	-

Total other expense - net	62,375	64,258	68,310

NET INCOME	$189,780	$61,891	$98,139

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$189,780	$61,891	$98,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,117	78,668	77,092
Amortization of fuel contracts	-	(13,567)	(20,846)
Gain on energy bank settlement	-	(11,112)	-
Net gain on restructuring of contracts	(103,176)	(15,198)	(45,098)
Cash (paid) received for contract restructurings	5,000	(26,188)	(23,906)
FAS 133 - accumulated other comprehensive (income) loss	(2,019)	(1,184)	4,283
Unrealized mark to market (gain) loss on derivatives	(40,419)	3,942	(7,302)
(Increase) decrease in accounts receivable	(10,623)	8,675	(8,824)
(Increase) decrease in due from related party	(575)	(1,614)	134
Decrease (increase) in prepaid expenses and other assets	7,484	(4,038)	(58)
Increase (decrease) in accounts payable and accrued expenses	(13,667)	776	(4,986)
Decrease in energy bank and other liabilities	(31,509)	(27,174)	(11,051)
Increase in due to related parties	17,078	4,867	3,389
Decrease in lease payable	(75)	(63)	(51)

Net cash provided by operating activities	99,396	58,681	60,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(679)	(753)	(3,024)

Net cash used in investing activities	(679)	(753)	(3,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	-	-	23,331
Proceeds from issuance of note payable - affiliate	-	26,188	-
Principal payments on note payable - affiliate	(2,605)	-	-
Principal payments on the Acquisition Corp. notes	(8,800)	(8,800)	(8,800)
Principal payments on the Funding Corp. notes	(28,564)	(23,818)	(22,688)
Distributions to partners	(66,551)	(38,469)	(48,859)

Net cash used in financing activities	(106,520)	(44,899)	(57,016)

Net increase in cash and cash equivalents	(7,803)	13,029	875
Cash and cash equivalents at beginning of period	58,907	45,878	45,003

Cash and cash equivalents at end of period	$51,104	$58,907	$45,878

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$51,089	$51,963	$54,797

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Assumption of liability by partners	$-	$24,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY Years Ended December 31, 2004, 2003 and 2002 (Thousands of Dollars)

	General Partners	Limited Partners	Accumulated Other Comprehensive Income (Loss)(a)	Partners' Equity

Balances, December 31, 2001	$3,029	$155,413	$(1,080)	$157,362
Net income	1,963	96,176	-	98,139
Contributions from partners	467	22,864	-	23,331
Distributions to partners	(977)	(47,882)	-	(48,859)
Other comprehensive income	-	-	4,283	4,283

Balances, December 31, 2002	4,482	226,571	3,203	234,256
Net income	1,238	60,653	-	61,891
Contributions from partners - non-cash	480	23,520	-	24,000
Distributions to partners	(769)	(37,700)	-	(38,469)
Other comprehensive loss	-	-	(1,184)	(1,184)

Balances, December 31, 2003	5,431	273,044	2,019	280,494
Net income	3,796	185,984	-	189,780
Distributions to partners	(1,331)	(65,220)	-	(66,551)
Other comprehensive loss	-	-	(2,019)	(2,019)

Balances, December 31, 2004	$7,896	$393,808	$-	$401,704

(a)	Comprehensive income, which includes net income and other comprehensive income (loss), totaled $187,761, $60,707and $102,422 in 2004, 2003 and 2002, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$51,071	$58,092
Accounts receivable	45,853	33,944
Due from related party	3,812	3,237
Spare parts inventories	3,379	3,055
Fuel inventories	5,559	10,362
Prepaid expenses and other current assets	10,084	2,784

Total current assets	119,758	111,474

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $146,344 and $128,494, respectively)	373,857	391,108
Power purchase agreements (net of accumulated amortization of $382,336 and $318,743, respectively)	532,608	596,201
Other assets	42,873	9,602

Total non-current assets	954,050	1,001,623

TOTAL ASSETS	$1,073,808	$1,113,097

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$45,348	$28,564
Accounts payable	3,726	13,959
Due to related parties	29,346	11,969
Other accrued expenses	15,654	11,953

Total current liabilities	94,074	66,445

Non-current liabilities:
Deferred credit - fuel contracts	-	108,274
Notes payable - the Funding Corp.	278,302	323,650
Energy bank and other liabilities	84,389	108,430
Lease payable	740	815

Total non-current liabilities	363,431	541,169

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,163	5,035
Limited partners	610,140	498,429
Accumulated other comprehensive income	-	2,019

Total partners' equity	616,303	505,483

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,073,808	$1,113,097

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2004	2003	2002

REVENUES	$420,208	$404,716	$390,511

COSTS AND EXPENSES:
Fuel	163,860	201,860	169,958
Operations and maintenance	17,013	15,428	13,783
Depreciation and amortization	81,523	78,069	76,468
General and administrative	8,453	9,083	8,951
Gain on energy bank settlement	-	(11,112)	-
Net gain on restructuring of contracts	(103,176)	(15,198)	(45,098)

Total costs and expenses	167,673	278,130	224,062

OPERATING INCOME	252,535	126,586	166,449

OTHER EXPENSE (INCOME):
Interest expense	43,188	47,675	51,009
Interest income	(369)	(510)	(659)
Other (income) / expense	896	(316)	-

Total other expense - net	43,715	46,849	50,350

NET INCOME	$208,820	$79,737	$116,099

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$208,820	$79,737	$116,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,543	78,069	76,468
Amortization of fuel contracts	-	(13,567)	(20,846)
Gain on energy bank settlement	-	(11,112)	-
Net gain on restructuring of contracts	(103,176)	(15,198)	(45,098)
Cash (paid) received for contract restructurings	5,000	(26,188)	(23,906)
FAS 133 - accumulated other comprehensive income (loss)	(2,019)	(1,184)	4,283
Unrealized mark to market (gain) loss on derivatives	(40,419)	3,942	(7,302)
(Increase) decrease in accounts receivable	(10,629)	8,688	(8,824)
(Increase) decrease in due from related party	(575)	(1,621)	141
Decrease (increase) in prepaid expenses and other assets	7,484	(4,046)	(62)
Increase (decrease) in accounts payable and accrued expenses	(13,619)	728	(5,001)
Decrease in energy bank and other liabilities	(31,509)	(16,062)	(11,051)
Increase in due to related parties	17,377	4,539	3,395
Decrease in lease payable	(75)	(63)	(51)

Net cash provided by operating activities	118,203	86,662	78,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(679)	(753)	(3,024)

Net cash used in investing activities	(679)	(753)	(3,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	-	26,188	23,331
Principal payments on notes	(28,564)	(23,818)	(22,688)
Distributions to partners	(95,981)	(75,130)	(74,890)

Net cash used in financing activities	(124,545)	(72,760)	(74,247)

Net increase (decrease) in cash and cash equivalents	(7,021)	13,149	974
Cash and cash equivalents at beginning of period	58,092	44,943	43,969

Cash and cash equivalents at end of period	$51,071	$58,092	$44,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$32,933	$35,264	$37,396

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by parent company	$-	$35,112	$-

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF PARTNERS' EQUITY
Years Ended December 31, 2004, 2003 and 2002
(Thousands of Dollars)

	General Partners	Limited Partners	Accumulated Other Comprehensive Income (Loss)(a)	Partners' Equity

Balances, December 31, 2001	$3,731	$369,286	$(1,080)	$371,937
Net income	1,161	114,938	-	116,099
Contributions from partners	233	23,098	-	23,331
Distributions to partners	(749)	(74,141)	-	(74,890)
Other comprehensive income	-	-	4,283	4,283

Balances, December 31, 2002	4,376	433,181	3,203	440,760
Net income	797	78,940	-	79,737
Contributions from partners - noncash	351	34,761	-	35,112
Contributions from partners - cash	262	25,926	-	26,188
Distributions to partners	(751)	(74,379)	-	(75,130)
Other comprehensive loss	-	-	(1,184)	(1,184)

Balances, December 31, 2003	5,035	498,429	2,019	505,483
Net income	2,088	206,732	-	208,820
Distributions to partners	(960)	(95,021)	-	(95,981)
Other comprehensive loss	-	-	(2,019)	(2,019)

Balances, December 31, 2004	$6,163	$610,140	$-	$616,303

(a)	Comprehensive income, which includes net income and other comprehensive income (loss), totaled $206,801, $78,553 and $120,382 in 2004, 2003 and 2002, respectively.

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

1. Nature of Business

Northeast Energy, LP (NE LP), a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in two partnerships, each of which owns an electric power generation station in the northeastern United States (Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA), collectively the Partnerships). NE LP is jointly owned by subsidiaries of ESI Energy, LLC (ESI Energy) and Tractebel Power, Inc. (Tractebel Power). ESI Energy is wholly-owned by FPL Energy, LLC (FPL Energy), which is an indirect wholly-owned subsidiary of FPL Group, Inc., a company listed on the New York Stock Exchange. Tractebel Power is a direct wholly-owned subsidiary of Tractebel, Inc., which is a direct wholly-owned subsidiary of Tractebel Power, of Suez-Tractebel S.A., a Belgian energy, industrial services and energy services business, and a member of the Suez group. NE LP also formed a wholly-owned subsidiary, Northeast Energy, LLC (NE LLC) to assist in such acquisitions. NE LP had no financial activity prior to January 1, 1998.

The Partnerships were formed in 1986 to develop, construct, own, operate and manage two separate nominal 300 megawatt (mw) combined-cycle cogeneration facilities. NEA's facility is located in Bellingham, Massachusetts and NJEA's facility is located in Sayreville, New Jersey. NEA commenced commercial operation in September 1991 and NJEA commenced commercial operation in August 1991. The Partnerships operate in the independent power industry and had been granted permission by the FERC to operate as qualifying facilities (QFs) as defined in the Public Utility Regulatory Policies Act of 1978, as amended and as defined in federal regulations. In December 2003, NJEA executed an amended and restated power purchase agreement and in February 2005, NEA executed an agreement to amend and restate certain power purchase agreements and neither facility now operates as a QF. Both NJEA and NEA now have Electric Wholesale Generator status and market base rate authority which allows NEA and NJEA to sell power at market rates.

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

Cash and Cash Equivalents - Investments purchased with an original maturity of three months or less are considered cash equivalents. Excess cash is invested in high-grade money market accounts and commercial paper and is subject to minimal credit and market risk. At December 31, 2004 and 2003, the recorded amount of cash and cash equivalents approximates its fair value.

Accounts Receivable and Revenue - Accounts receivable primarily consist of receivables from three Massachusetts utilities and one New Jersey utility for electricity delivered and sold under six power purchase agreements. Prices are based on initial floor prices per kilowatt-hour (kwh), subject to adjustment based on actual volumes of electricity purchased, fixed escalation factors and other conditions. Revenue is recognized based on power delivered at rates stipulated in the power purchase agreements, except that revenue is deferred to the extent that stipulated rates are in excess of amounts, either scheduled or specified, in the agreements to the extent the Partnerships have an obligation to repay such excess. The amount deferred is reflected on the balance sheets in energy bank and other liabilities. Revenue from steam sales is recognized upon delivery. Power sales to utilities includes $1.7 million of revenue from the sale of emission allowances in 2004.

Cogeneration Facilities, Carbon Dioxide Facility and Other Assets - The facilities and other assets are depreciated using the straight-line method over their estimated useful lives ranging from 5 to 34 years.

Major Maintenance - Maintenance expenses are accrued for certain identified major maintenance and repair items related to the Partnerships' facilities. The expenses are accrued ratably over each major maintenance cycle. The amounts accrued relate to maintenance costs required for the equipment to operate over its depreciable life. For the periods ended December 31, 2004, 2003 and 2002, the Partnerships recorded major maintenance expense of $5.4 million, $4.6 million and $4.7 million, respectively. At December 31, 2004 and 2003, the Partnerships had $11.4 million and $12.4 million of accrued major maintenance expense, respectively.

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

Fuel Contract - The fair value of the remaining fuel contract which was acquired is being amortized on a straight-line basis over the term of the contract and is included in other assets on the consolidated and combined balance sheets.

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

Accounting for Derivative Instruments and Hedging Activities - Derivative instruments are recorded on NE LP's and the Partnerships' consolidated and combined balance sheets as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses) measured at fair value in accordance with FAS 133 (as amended and interpreted). NE LP and the Partnerships use derivative instruments (primarily forward purchases and sales, swaps and options) to manage the commodity price risk inherent in fuel and electricity contracts. In addition, NE LP and the Partnerships use derivatives to optimize the value of power generation assets.

All changes in the derivatives' fair value for power purchases and sales are recognized net in revenues and fuel purchases and sales are recognized net in fuel expense unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge at inception and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has not occurred. Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. At December 31, 2004, no cash flow hedges existed at NE LP and the Partnerships. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are included within the line items in the items in the statements of operations to which they relate.

Unrealized mark-to-market gains on derivative transactions were $40.4 million for the year ended December 31, 2004. The current portion of the derivative assets is $9.6 million at December 31, 2004 and is included in the combined and consolidated balance sheets under prepaid expenses and other current assets. The noncurrent portion of the derivative assets is $30.9 million at December 31, 2004 and is included in the combined and consolidated balance sheets under other assets. There were no unrealized mark-to-market gains (losses) on derivative transactions for the years ended December 31, 2003 and 2002.

Comprehensive income below includes net income and net unrealized gains (losses) on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $(2.0) million, $(1.2) million and $4.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

	Comprehensive Income Twelve Months Ended December 31,

	2004	2003	2002

	(Thousands of Dollars)

NE LP	$187,761	$60,707	$102,422
The Partnerships	$206,801	$78,553	$120,382

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

3. Cogeneration Facilities, Power Purchase Agreements and Carbon Dioxide Facility

Power Purchase Agreements - In 1986, NEA entered into three power purchase agreements with three Massachusetts utilities, and in 1988, NEA entered into two power purchase agreements with two Massachusetts utilities. Under the five power purchase agreements, NEA agreed to sell approximately 290 mw per year at initial floor prices per kwh subject to adjustment based on actual volumes purchased, fixed escalation factors and other conditions. Performance under certain of these agreements is secured by a second mortgage on the NEA facility. In 1987, NJEA entered into an agreement with a New Jersey utility to sell approximately 250 mw per year at an initial fixed price per kwh subject to adjustments, as defined in the agreement. These power purchase agreements have initial terms with expiration dates ranging from 2011 to 2021. The majority of the Partnerships' power sales to utilities are generated through these agreements. As such, the Partnerships are directly affected by changes in the power generation industry. Substantially all of the Partnerships' accounts receivable are with these utilities. The Partnerships do not require collateral or other security to support these receivables. However, management does not believe significant credit risk exists at December 31, 2004. See Note 8 for restructuring of four of the NEA power purchase agreements and termination of the remaining NEA power purchase agreement in February 2005.

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

In December 2003, NJEA's agreement with the New Jersey utility to amend and restate the power purchase agreement became effective. The agreement provides for, among other things, the ability to deliver electricity to the utility from sources other than NJEA's facility at NJEA's discretion. In accordance with the agreement, NJEA paid $26.2 million to the New Jersey utility through a cash contribution by NE LP. NE LP received funding through a loan to NE LP from an affiliate of NE LP which matures in June 2011. In connection with this restructuring, NJEA amended its remaining long-term gas supply agreement and terminated the long-term gas supply agreements with TEMI and PMI in January 2004. Under the terms of the amended long-term gas supply agreement, the supplier will provide all of the fuel required to run the facility when it is operating.

NJEA also entered into two off-peak power purchase contracts with PMI and TEMI, which were effective in January 2004, each for the purchase of up to 125 megawatts (mw) per off-peak hour at a fixed price to supply power to the New Jersey utility under the amended and restated power purchase agreement. Under the terms of these contracts, PMI and TEMI purchased power from the wholesale market to be sold to NJEA. The pricing in the NJEA power purchase agreement with the New Jersey utility is based on a gas index; thus NJEA's purchase of off-peak power at a fixed price from PMI and TEMI and sale to the New Jersey utility at a gas indexed price exposes NJEA to decreases in the price of natural gas. Total power purchased under these contracts, which is reported as a reduction of revenues, for the year ended December 31, 2004 was $27.2 million. See Note 8 concerning the termination of these contracts in February 2005.

For the years ended December 31, 2004, 2003 and 2002, power sale revenues from two different utilities accounted for approximately 35% and 47%, 40% and 46% and 39% and 49%, respectively, of NE LP's and the Partnerships' total consolidated and combined revenues excluding energy bank revenues.

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

Energy Bank Balance - One of the power purchase agreements continues to have an energy bank and record cumulative payments made by the utility in excess of avoided cost rates scheduled or specified in such agreement. Amortization of the energy bank is based on power provided under the power purchase agreement and the avoided cost rates specified in the agreement. Amortization was $38.8 million and $28.3 million in 2004 and 2003, respectively. The energy bank balance bears interest at a rate specified in the agreement. Upon termination of the agreement, some or all of the remaining amount recorded in the energy bank will be required to be repaid. The remaining energy bank balance is partially secured by a letter of credit (see Note 7 - Energy Bank and Loan Collateral).

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

On March 31, 2003, the energy bank was terminated resulting in an $11.1 million gain for NEA. In connection with the termination, a settlement of the disputes in connection with the arbitration was reached between NE LP, acting on its behalf and on behalf of NEA, and another company (Agent), acting on its behalf and on behalf of the Power Purchaser. The registrants understand that the Agent acts as agent and representative of the Power Purchaser with respect to the PPA. Under the terms of the settlement, the arbitration was irrevocably dismissed and the related claims released, any energy bank obligations under the PPA were terminated, the energy bank balance of $22.2 million was eliminated, and NE LP paid approximately $11.1 million plus interest to the Agent in June 2003. As this amount was paid by NE LP on behalf of NEA, this $11.1 million was recorded as a capital contribution in the NEA and NJEA combined financial statements and is also included as a non-cash transaction in the combined statements of cash flows.

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

In October 2002, NEA terminated all agreements with the steam sales user and lessee and entered into a new operating lease and ancillary agreements with a new lessee effective January 1, 2003 through September 14, 2016. Under the terms of the operating lease agreement, the lessee will operate and maintain NEA's carbon dioxide facility. Base rent under the lease is $100,000 per month during the winter months as defined in the agreement and $200,000 per month during the summer months as defined in the agreement. NEA is selling a portion of the steam at a minimum charge of $100,000 during the winter months (as defined) and $200,000 per month during the summer months (as defined). Both the base rent and base steam cost are adjusted every month by the operating results of the facility as defined in the agreement. In February 2005, NEA issued a notice of termination to the lessee. See Note 8.

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

On August 31, 2003, the Termination Agreement became effective resulting in removal of a $39.2 million liability representing the unamortized deferred credit as of the termination date and a $15.2 million gain for NEA. In conjunction with this termination, NEA was to pay a termination fee of $24.0 million, of which $12.0 million was paid by the NE LP partners and recorded by NE LP and NEA as a capital contribution. Promissory notes were issued by the NE LP partners for the remaining $12.0 million which was also recorded as a capital contribution by NE LP and NEA. The notes bore interest at a rate of 6% per annum and were paid in full in January 2004.

NEA entered into two replacement long-term gas supply agreements with PMI and TEMI which became effective September 1, 2003. These two contracts provided NEA with the same combined quantity of natural gas and with pricing that was expected to be more favorable over the term of the agreements.

In January 2004, NEA's Partial Termination Agreement became effective. Under the terms of the agreement, the fuel supplier now supplies 12,507 MMbtu/day or approximately 21% of NEA's daily fuel requirements, at a fixed price. The reduction in NEA's volume of fixed price gas exposes NEA to increases in the price of natural gas. When combined, NJEA's and NEA's exposures to changes in natural gas prices were minimized. The partial termination resulted in the fuel supplier paying the partnership $5.0 million, the removal of a $108.1 million liability representing the unamortized deferred credit as of the termination date, the addition of $2.0 million asset representing the value of the remaining contract, and recognition of a $115.1 million gain. On March 2, 2005, this agreement was terminated. See Note 8.

To replace the remaining fuel requirements, NEA entered into two additional replacement long-term gas supply agreements with PMI and TEMI which became effective in January 2004 and provided the partnership with gas indexed pricing. Fuel purchased under agreements between NEA and PMI and TEMI was $81.1 million and $4.2 million for the years ended December 31, 2004 and 2003, respectively.

In connection with the amended and restated power purchase agreement mentioned above, in December 2003, NJEA amended its long-term gas supply agreement with PSE&G. Under the terms of the amended agreement, PSE&G will provide all of the fuel required to operate the facility when NJEA decides it is economically beneficial to do so. NJEA is required to pay a monthly fee of $200,000 to PSE&G regardless of whether fuel is purchased during the month.

All of the Partnerships' long-term contractual arrangements call for monthly demand charge payments. These demand charge payments reserve certain pipeline transportation capacity and are made regardless of the Partnerships' specified fuel requirements in any month and regardless of whether the Partnerships utilize the capacity reserved. These demand charges totaled approximately $20 million, $36 million and $45 million for the years ended December 31, 2004, 2003 and 2002, respectively. Total payments under such contracts were approximately $130.3 million, $166.9 million and $163.9 million in 2004, 2003 and 2002, respectively, inclusive of demand charges. Total charges under the contract with PSE&G, including transportation costs, during 2004, 2003 and 2002, were approximately $25.8 million, $49.9 million and $31.2 million, respectively. NEA's facility also has the capability to burn No. 2 fuel oil which is stored on site for contingency supply.

4. Loans Payable

Funding Corp. - The proceeds from the Funding Corp.'s secured notes (Funding Corp. Securities) were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. The Funding Corp., and, thus, the Partnerships, have borrowings outstanding as follows:

	December 31,

	2004	2003

	(in thousands)
9.32% Senior Secured Bonds Due 2007, Series A	$152,010	$180,574
9.77% Senior Secured Bonds Due 2010, Series A	171,640	171,640

Total long-term debt	323,650	352,214
Less current maturities	45,348	28,564

Long-term debt, excluding current maturities	$278,302	$323,650

Interest on the Funding Corp. Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture. Future principal payments (in thousands) are as follows:

Year ending December 31:
2005	$45,348
2006	52,641
2007	54,020
2008	51,801
2009	54,616
Thereafter	65,224

Total	$323,650

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

The trust indenture governing the Funding Corp. Securities contains certain restrictions on certain activities of the Partnerships, including incurring additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements and the execution of mergers, consolidations and sales of assets.

Acquisition Corp. - During 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011, Series B (Acquisition Corp. Securities) for the purpose of reimbursing certain partners of NE LP for a portion of the $545 million in equity contributions used to acquire the Partnerships. The proceeds from the Acquisition Corp. Securities were loaned to NE LP and evidenced by a promissory note. Interest on the Acquisition Corp. Securities is payable semi-annually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture.

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

Affiliate Debt - In December 2003, NE LP issued a $26.2 million note to an affiliate of NE LP to fund the payment to the New Jersey utility in accordance with NJEA's amended and restated power purchase agreement. NJEA paid the New Jersey utility $26.2 million through a cash contribution from NE LP. The loan has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semi-annually beginning in June 2004. Interest expense was $2.1 million in 2004.

Future principal payments (in thousands) by NE LP under these loans are as follows:

	Acquisition Corp. Securities	Note to Affiliate	Total

Year ending December 31:
2005	$8,800	$2,869	$11,669
2006	13,200	3,112	16,312
2007	22,000	3,375	25,375
2008	22,000	3,661	25,661
2009	26,400	3,971	30,371
Thereafter	101,200	6,595	107,795

Total	193,600	23,583	$217,183

Current portion	8,800	2,869

Long term portion	$184,800	$20,714

See Note 8 with respect to additional affiliate debt incurred by NE LP in February 2005.
5. Related Party Information

Administrative Services Agreement - NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement, which expires in 2018, provides for fees of a minimum of $0.6 million per year, subject to certain adjustments, and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2004, 2003 and 2002, the Partnerships incurred $0.7 million, $0.6 million and $0.6 million, respectively, in fees and reimbursed costs and expenses under the agreement.

O&M Agreements - NE LP and an entity related to FPL Energy have entered into O&M agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $0.8 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2004, 2003 and 2002, the Partnerships incurred $1.7 million, $1.6 million and $1.6 million, respectively, in fees and reimbursed costs and expenses under the agreements.

Fuel Management Agreements - NE LP has entered into fuel management agreements with an entity related to FPL Energy that provides for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements, which expire in 2023, provide for fees of a minimum of $0.5 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2004, 2003 and 2002, the Partnerships incurred $1.0 million, $1.0 million and $0.9 million, respectively, in fees and reimbursed costs and expenses under the agreements.

On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements.

Power Sales - From time to time, PMI will purchase excess power produced by the Partnerships and resell the power to the marketplace. These purchases totaled $2.8 million, $7.7 million and $3.3 million in 2004, 2003 and 2002, respectively.

Fuel Contracts - As discussed in Note 3, in 2004, 2003 and 2002 NE LP entered into long-term gas supply agreements with PMI and TEMI, respectively. These agreements became effective in 2004 and 2003 and provided the Partnerships with the same combined quantity of natural gas that was being received under the agreements previously in effect. Fuel purchased under these agreements were $81.1 million and $4.2 million in 2004 and 2003, respectively.

As discussed in Note 8, NEA entered into two replacement long-term gas supply agreements with PMI and TEMI effective March 31, 2005 that will enable NEA to purchase sufficient fuel for production.

O&M of the Cogeneration Facilities - An entity related to FPL Energy provides O&M services for the Partnerships. The Partnerships incurred $17.0 million, $15.4 million and $13.8 million for O&M expense for the year ended December 31, 2004, 2003 and 2002, respectively, of which $4.0 million, $3.9 million and $3.4 million, respectively, represented salaries paid to the O&M provider.

Power Purchase Agreements - As discussed in Note 3, in January 2004 NJEA entered into two off-peak power purchase contracts with an entity related to FPL Energy and an entity related to Tractebel.
The Partnerships pay a management fee to NE LP in an amount equal to the fees under the administrative services, O&M and fuel management agreements mentioned above.
Accrued expenses under the administrative services, O&M and fuel management agreements were $0.3 million and $0.5 million at December 31, 2004 and 2003, respectively.

In December 2003, NE LP issued a $26.2 million note to an affiliate of NE LP to fund the payment to the New Jersey utility in accordance with the NJEA amended and restated power purchase agreement. Interest expense was $2.1 million in 2004.

As discussed in Note 8, in February 2005 NE LP borrowed approximately $29.9 million from affiliates of its partners to fund payments to utility purchasers in connection with NEA's amended and restated power purchase agreements.

The proceeds from the Funding Corp.'s secured notes were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. secured notes. Interest expense was $32.9 million, $35.3 million and $37.4 million in 2004, 2003 and 2002, respectively.

The proceeds from the Acquisition Corp. Securities were loaned to NE LP and evidenced by a promissory note. Interest expense was $16.0 million, $16.7 million and $17.4 million in 2004, 2003 and 2002, respectively.

6. Financial Instruments
The Partnerships have made use of derivative financial instruments to hedge their exposure to fluctuations in both interest rates and the price of natural gas.

The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To manage the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships manage their risk associated with purchases of natural gas through the use of natural gas swap agreements and options. The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas. The options consist of purchase call options to establish a maximum price for natural gas, and written call and put options were executed to offset the cost of the purchase call options. The contract amount of these agreements was 0 MMBtu, 0.9 million MMBtu and 0.9 million MMBtu at December 31, 2004, 2003 and 2002, respectively. In order to manage the fixed price exposure of natural gas prices in 2003, the Partnerships entered into a costless collar in the fall of 2002 for 30,000 MMBtu with a floor of $3.60 per MMBtu and a ceiling at a corresponding price. The net gain reflected as a reduction in fuel costs resulting from the gas swap agreements and options was $0.6 million, $16.4 million and $5.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Unrealized mark-to-market gains on derivative transactions were $40.4 million for the year ended December 31, 2004. The current portion of the derivative assets is $9.6 million at December 31, 2004 and is included in the combined and consolidated balance sheets under prepaid expenses and other current assets. The noncurrent portion of the derivative assets is $30.9 million at December 31, 2004 and is included in the combined and consolidated balance sheets under other assets. There were no unrealized mark-to-market gains (losses) on derivative transactions for the years ended December 31, 2003 and 2002.

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31,

	2004			2003

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(Thousands of Dollars)
Long-term debt of Partnerships/Funding Corp.(a)	$323,650	$366,313	(b)	$352,214	$361,064	(b)
Long-term debt of NE LP/Acquisition Corp.(a)	$217,183	$199,759	(b)	$228,588	$210,372	(b)

(a)	Includes current maturities.
(b)	Based on the bid price of the bonds at December 31, 2004 and 2003 and the book value of the affiliate note at December 31, 2004.

7. Commitments and Contingencies

Energy Bank and Loan Collateral - On December 31, 2003, the NEA energy bank letter of credit was renewed in a face amount of $54 million. The $54 million letter of credit expires on December 31, 2005 and can be drawn upon in multiple drawings in favor of the power purchaser in the event that a certain power purchase agreement has terminated at the time when there is a positive energy bank balance existing. The NEA power purchase agreements are also secured by a second mortgage on the NEA cogeneration facilities. In addition, on July 1, 2001, a letter of credit for loan collateral was renewed with a face amount of $23.6 million. The current amount of this letter of credit is $23.8 million and expires on December 31, 2005 and can be drawn upon in multiple drawings in the event that insufficient funds are available in the Partnership trust accounts to pay bond interest and principal.

A guaranty was made by a subsidiary of FPL Group in favor of the trustee under the indenture relating to the Acquisition Corp. Securities. The guarantor unconditionally and irrevocably guarantees the payment of an amount equal to 50% of the debt service reserve requirement with respect to the Acquisition Corp. Securities. The guaranty expired on December 31, 2004. However, it was automatically extended for a one-year period and will be automatically extended for successive one-year periods unless the guarantor gives notice that it will not renew. Pursuant to a reimbursement agreement, NE LP has agreed to repay any amounts paid under such guaranty.

Operating Lease - NEA entered into a 26-year operating lease in 1986 for a parcel of land. The lease may be extended for another 25 years at the option of NEA. Lease payments (in thousands) under this non-cancelable operating lease are as follows:

Year ending December 31:
2005	$273
2006	285
2007	297
2008	309
2009	321
Thereafter	765

Total	$2,250

Lease expense under this agreement is recognized on a straight line levelized basis of approximately $0.2 million annually over the lease term.
8. Subsequent Events

On February 28, 2005, the amended and restated power purchase agreements among NEA as seller, and Boston Edison and Commonwealth as utility purchasers became effective. The amended and restated agreements provide for, among other things, NEA obtaining the right to source power from the wholesale market in addition to sourcing power from NEA's facility. NE LP paid approximately $29.9 million to the utility purchasers which was funded through loans from affiliates of NE LP's partners due on December 31, 2005. Repayment of these loans is expected to be made out of funds otherwise available for NE LP partnership distributions.

On March 2, 2005, the gas purchase and supply agreement between NEA and ProGas was terminated by agreement (NEA Termination Agreement). Under the terms of the NEA Termination Agreement, NEA will continue to purchase 12,507 MMbtu/day through October 31, 2005 at a fixed price and the fuel supplier will pay NEA $25.0 million on November 1, 2005.

Also on February 28, 2005, NEA terminated its long-term gas supply agreements with PMI and TEMI, which had been effective since September 2003 and January 2004, and replaced them with two long-term gas supply agreements with PMI and TEMI effective March 31, 2005 that will enable NEA to purchase sufficient fuel for production.

NEA and New England Power terminated the remaining power purchase agreement effective February 28, 2005. The terminated agreement had covered approximately 8% of NEA's output up to 25 megawatts. The termination of this power purchase agreement will result in the recognition of a $2.4 million loss representing the current net book value of the agreement.

On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements.

Also on February 28, 2005, NJEA terminated its two off-peak power purchase contracts with PMI and TEMI, which had been entered into effective January 2004, each of which provided for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility.

To meet the FERC regulations for a qualifying facility, NEA sold thermal energy to an unrelated third party. NEA sold steam to a third party which leased a carbon dioxide facility owned by NEA and is located on NEA's property. However, in February 2005, NEA issued a notice of termination to the lessee of the carbon dioxide facility that provides NEA the option to terminate the operating lease, steam sales agreement and other ancillary agreements effective March 31, 2005. Upon termination of the lease, NEA is expected to make a payment to the lessee for an immaterial amount. NEA now has EWG status and no longer operates as a QF.

9. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2004 and 2003 is as follows:

	March 31 (a)		June 30 (a)	September 30 (a)		December 31 (a)

	(Thousands of Dollars)
NE LP:
2004

Operating revenues	$119,116		$82,740	$115,697		$102,275
Operating income	$164,171		$17,782	$39,514		$30,847
Net income	$147,492		$2,053	$24,405		$15,830

2003

Operating revenues	$108,221		$99,297	$101,824	(c)	$94,937
Operating income	$39,286	(b)	$25,533	$43,116		$18,214
Net income	$22,940	(b)	$9,336	$27,241	(c)	$2,374

The Partnerships:
2004

Operating revenues	$119,166		$82,826	$115,874		$102,342
Operating income	$164,221	(c)	$17,868	$39,691		$30,914
Net income	$152,239	(c)	$6,876	$29,202		$20,503

2003

Operating revenues	$108,221		$99,536	$101,930	(c)	$95,029
Operating income	$39,286	(b)	$25,776	$43,222		$18,302
Net income	$27,310	(b)	$14,010	$31,631	(c)	$6,786

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ESI TRACTEBEL FUNDING CORP.:

We have audited the accompanying balance sheets of ESI Tractebel Funding Corp. (the "Company") as of December 31, 2004 and 2003, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Funding Corp. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 29, 2005

ESI TRACTEBEL FUNDING CORP. BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	45,348	28,564

Total current assets	45,349	28,565

Notes receivable from the Partnerships	278,302	323,650

TOTAL ASSETS	$323,651	$352,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$45,348	$28,564

Debt securities payable	278,302	323,650

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$323,651	$352,215

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2004	2003	2002

Interest income - affiliate	$32,933	$35,264	$37,396
Interest expense	(32,933)	(35,264)	(37,396)

NET INCOME	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Other - net	-	-	-

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from the Partnerships	28,564	23,818	22,688

Net cash provided by investing activities	28,564	23,818	22,688

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(28,564)	(23,818)	(22,688)

Net cash used in financing activities	(28,564)	(23,818)	(22,688)

Net change in cash	-	-	-
Cash at beginning of period	1	1	1

Cash at end of period	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$32,933	$35,264	$37,396

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2004, 2003 and 2002

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

3. The Securities

The Funding Corp. previously issued secured notes (Securities), the proceeds from which were used to make loans to the Partnerships, and notes payable of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. Borrowings, evidenced by the Securities, outstanding are as follows:

	December 31,

	2004	2003

	(in thousands)
9.32% Senior Secured Bonds Due 2007, Series A	$152,010	$180,574
9.77% Senior Secured Bonds Due 2010, Series A	171,640	171,640

Total long-term debt	323,650	352,214
Less current maturities	45,348	28,564

Long-term debt, excluding current maturities	$278,302	$323,650

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. Future principal payments (in thousands) are as follows:

Year ending December 31:
2005	$45,348
2006	52,641
2007	54,020
2008	51,801
2009	54,616
Thereafter	65,224

Total	$323,650

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

4. Financial Instruments

The estimated fair value of each of the Securities and the notes receivable from the Partnerships at December 31, 2004 and 2003 was approximately $366 million and $361 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2004 and 2003 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

(Thousands of Dollars)
2004

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ESI TRACTEBEL ACQUISITION CORP.:

We have audited the accompanying balance sheets of ESI Tractebel Acquisition Corp. (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Acquisition Corp. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 29, 2005

ESI TRACTEBEL ACQUISITION CORP. BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2004	2003

ASSETS
Current assets:
Current portion of note receivable from NE LP	$8,800	$8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	184,800	193,600

Total non-current assets	184,952	193,752

TOTAL ASSETS	$193,752	$202,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$31	$27
Current portion of debt securities payable	8,800	8,800

Total current liabilities	8,831	8,827

Non-current liabilities:
Debt securities payable	184,800	193,600
Other	59	72

Total non-current liabilities	184,859	193,672

TOTAL LIABILITIES	193,690	202,499

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued	-	-
Retained earnings	62	53

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$193,752	$202,552

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2004	2003	2002

Interest income - affiliate	$15,996	$16,699	$17,402
Interest expense	(15,983)	(16,686)	(17,389)

Income before income taxes	13	13	13
Income tax expense	(4)	(4)	(4)

NET INCOME	$9	$9	$9

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9	$9	$9
Adjustments to reconcile net income to net cash provided by operating activities:
Other - amortization of deferred gain resulting from hedge	(9)	(9)	(9)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from NELP	8,800	8,800	8,800

Net cash provided by investing activities	8,800	8,800	8,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(8,800)	(8,800)	(8,800)

Net cash used in financing activities	(8,800)	(8,800)	(8,800)

Net change in cash	-	-	-
Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,996	$16,699	$17,402

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2004, 2003 and 2002 (Thousands of Dollars)

	Common Stock	Retained Earnings	Stock- holders' Equity

Balances, December 31, 2001	$-	$35	$35
Net income	-	9	9

Balances, December 31, 2002	-	44	44
Net income	-	9	9

Balances, December 31, 2003	-	53	53
Net income	-	9	9

Balances, December 31, 2004	$-	$62	$62

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2004, 2003 and 2002

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

3. The Securities

On February 12, 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011, Series B (Securities). The proceeds from the Securities were loaned to NE LP, evidenced by a promissory note, for the purpose of reimbursing certain partners of NE LP for a portion of the $545 million in equity contributions used to acquire the Partnerships. The Securities are unconditionally guaranteed by NE LP. Borrowings outstanding at December 31, 2004 and 2003 were $193.6 million and $202.4 million, respectively, including current maturities of $8.8 million and $8.8 million, respectively.

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture. Future principal payments (in thousands) are as follows:

Year ending December 31:
2005	$8,800
2006	13,200
2007	22,000
2008	22,000
2009	26,400
Thereafter	101,200

Total long-term debt	193,600
Less current maturities	8,800

Long-term debt, excluding current maturities	$184,800

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

4. Financial Instruments

The estimated fair value of each of the Securities and the note receivable from NE LP at December 31, 2004 and 2003 was approximately $176 million and approximately $184 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5. Income Taxes

The Acquisition Corp. acts as the agent of NE LP with respect to the Securities and holds itself out as the agent of NE LP in all dealings with third parties relating to the Securities. Accordingly, as a result of the agency relationship, all tax activity of the Acquisition Corp. for federal and state income tax purposes represents amounts due to NE LP.

6. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2004 and 2003 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

(Thousands of Dollars)
2004

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$2	$2	$2	$3

2003

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$2	$2	$3	$2

(a)

In the opinion of Acquisition Corp., all adjustments, which consist of only normal recurring accruals necessary to present a fair statement of the amounts shown for such period have been made. Results of operations for an interim period may not give a true indication of results for the year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures

As of December 31, 2004, the registrants had performed an evaluation, under the supervision and with the participation of the registrants' management, including the chief executive officer and chief financial officer of each of the registrants (Principal Officers), of the effectiveness of the design and operation of each registrant's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers of each of the registrants concluded that the registrant's disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrant's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the registrant's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the registrants cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

Internal Control Over Financial Reporting
(a) Management's Report on Internal Control Over Financial Reporting - N/A.
(b) Attestation Report of the Independent Registered Public Accounting Firm - N/A.
(c) Changes in Internal Controls

The registrants are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls. This results in refinements to processes throughout the registrants. However, there has been no change in the registrants' internal control over financial reporting that occurred during the registrants' most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrants' internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrants
Management Committee of NE LP and the Partnerships

Nathan E. Hanson. Mr. Hanson, 40, is director of business management of FPL Energy. He was appointed to the NE LP Management Committee by ESI GP in March 2000. He was formerly operations manager for Intercontinental Energy Corporation, a developer of independent power projects, from 1995 to 1998.

Eric M. Heggeseth. Mr. Heggeseth, 52, is senior vice president of Tractebel Power. He was appointed to the NE LP Management Committee by Tractebel GP in March 1998.

Michael L. Leighton. Mr. Leighton, 59, is senior vice president and chief operating officer of FPL Energy. He was formerly vice president of project development of FPL Energy from April 1994 to April 2000. He was appointed to the NE LP Management Committee by ESI GP in May 2000.

Geert Peeters. Mr. Peeters, 41, joined Tractebel North America, Inc. in November 2002 as Vice President Finance. He was named Senior Vice President and Chief Financial Officer of Tractebel North America, Inc. in April 2003. He was vice president, construction management at the Gulf Total Tractebel Company from October 2001 to November 2002. Prior to that, he held a variety of positions at Suez-Tractebel S.A. since 1996 in finance and project management in Europe and Latin America. Mr. Peeters was appointed to the NE LP and Partnerships' management committee by Tractebel G.P. in March 2004.

Directors of the Funding Corp. and the Acquisition Corp.

Michael L. Leighton. Mr. Leighton, 59, is senior vice president and chief operating officer of FPL Energy. He was formerly vice president of project development of FPL Energy from April 1994 to April 2000. He has been a director of the Funding Corp. and the Acquisition Corp. since December 2001.

Eric M. Heggeseth. Mr. Heggeseth, 52, is senior vice president of Tractebel Power. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.
Werner E. Schattner. Mr. Schattner, 59, is president of Tractebel Power. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.

Mark R. Sorensen. Mr. Sorensen, 39, is vice president, finance and chief financial officer of FPL Energy, a position he has held since November 2002. From June 2000 to November 2002, he served as the controller of FPL Energy. From 1998 to June 2000, he served as director of finance of FPL Energy. He has been a director of the Funding Corp. and the Acquisition Corp. since January 2004.

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

None of the registrants have adopted a code of ethics for their senior executive and financial officers; however, such officers (including the registrants' principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions) are governed by a code of ethics for senior executive and financial officers of FPL Group, Inc. FPL Group's code of ethics for senior executive and financial officers can be accessed in the "Governance" section on FPL Group's website at www.fplgroup.com or obtained, without charge, by writing to FPL Group for a printed copy at FPL Group, Inc., 700 Universe Boulevard, Juno Beach, Florida 33408-0420, Attention: Investor Relations.

The registrants have no audit committee, and therefore have no audit committee financial expert.
Item 11. Executive Compensation
None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Partnerships and NE LP. The following table sets forth the direct and indirect interests of ownership:

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	Percentage Interest

Partnerships:
General and Limited Partnership Interest	NE LP(a)	General Partner	98%	LP
			1%	GP
Limited Partnership Interest	NE LLC(a)	Limited Partner	1%	LP

NE LP:
General Partnership Interest	ESI GP(a)	General Partner in NE LP	1%	GP
General Partnership Interest	Tractebel GP(b)	General Partner in NE LP	1%	GP
Limited Partnership Interest	ESI LP(a)	Limited Partner in NE LP	49%	LP
Limited Partnership Interest	Tractebel LP(b)	Limited Partner in NE LP	49%	LP

(a)			The address for each of NE LP, NE LLC, ESI GP and ESI LP is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for each of Tractebel GP and Tractebel LP is c/o Tractebel Power, Inc., 1990 Post Oak Blvd., Suite 1900, Houston, Texas 77056.

The Funding Corp. The following table sets forth the number of shares and percentage owned of the Funding Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities (unless otherwise indicated the owner has sole voting and investment power):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Interest

Common Stock	ESI Northeast Funding(a)	3,750	37.5%
Common Stock	Tractebel Power(b)	3,750	37.5%
Common Stock	Broad Street(c)	2,500	25.0%

(a)			The address for ESI Northeast Funding is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for Tractebel Power is 1990 Post Oak Blvd., Suite 1900, Houston, Texas 77056.
(c)			The address for Broad Street is Two Wall Street, New York, New York 10005. Broad Street is a nominee of the Trustee and its sole purpose is to provide an independent director.

The Acquisition Corp. The following table sets forth the number of shares and percentage owned of the Acquisition Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities (unless otherwise indicated the owner has sole voting and investment power):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Interest

Common Stock	ESI Northeast Acquisition(a)	10	50.0%
Common Stock	Tractebel Power(b)	10	50.0%

(a)			The address for ESI Northeast Acquisition is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for Tractebel Power is 1990 Post Oak Blvd., Suite 1900, Houston, Texas 77056.

Securities Authorized for Issuance Under Equity Compensation Plans. None.
Item 13. Certain Relationships and Related Transactions

Administrative Services Agreement - NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement, which expires in 2018, provides for fees of a minimum of $0.6 million per year, subject to certain adjustments, and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2004, 2003 and 2002, the Partnerships incurred $0.7 million, $0.6 million and $0.6 million, respectively, in fees and reimbursed costs and expenses under the agreement.

O&M Agreements - NE LP and an entity related to FPL Energy have entered into O&M agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $0.8 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2004, 2003 and 2002, the Partnerships incurred $1.7 million, $1.6 million and $1.6 million, respectively, in fees and reimbursed costs and expenses under the agreements.

Fuel Management Agreements - NE LP has entered into fuel management agreements with an entity related to FPL Energy that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements, which expire in 2023, provide for fees of a minimum of $0.5 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2004, 2003 and 2002, the Partnerships incurred $1.0 million, $1.0 million and $0.9 million, respectively, in fees and reimbursed costs and expenses under the agreements.

On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements.

Power Sales - From time to time, FPL Energy's power marketing subsidiary will purchase excess power produced by the Partnerships and resell the power to the marketplace. These purchases totaled $2.7 million, $7.7 million and $3.3 million in 2004, 2003 and 2002, respectively.

Fuel Contracts - As discussed in Note 3 to the Consolidated and Combined Financial Statements, in 2002, NJEA entered into two long-term gas supply agreements with PMI and TEMI, respectively. These agreements became effective January 1, 2003 and provided the partnership with the same combined quantity of natural gas that was being received under the agreement previously in effect. Before restructuring, the prior agreement provided the partnership with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships. In December 2003, these agreements were terminated in conjunction with the amended and restated power purchase agreement between NJEA and a New Jersey utility.

In August 2003 and January 2004, NEA entered into long-term gas supply agreements with PMI and TEMI. These agreements provided NEA with the same combined quantity of natural gas and with pricing expected to be more favorable over the term of the agreements.

Affiliate Debt - In December 2003, NE LP borrowed approximately $26.2 million from Northern Cross Investments, Inc., an affiliate of one of the partners of NE LP to fund the payment to a New Jersey utility in accordance with NJEA's amended and restated power purchase agreement. The loan has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semi-annually beginning in June 2004. Interest expense was $2.1 million in 2004.

On February 28, 2005, NE LP borrowed approximately $14.95 million from Tractebel Power and approximately $14.95 million from FPL Energy, for a total of approximately $29.9 million. The proceeds were used to fund payments to utility purchasers in accordance with NEA's amended and restated power purchase agreements. The loans, which are junior and subordinated to the Acquisition Corp. bonds, have an interest rate based on a one-month London interbank offered rate plus 150 basis points, calculated monthly, and principal and interest are due on December 31, 2005. NE LP's payment obligations under the notes are limited to amounts distributed to it by NJEA and NEA or as contemplated by the Acquisition Corp. bond indenture, and subject to restrictions under that indenture.

As discussed in Note 8 to the Consolidated and Combined Financial Statements, NEA entered into two replacement long-term gas supply agreements with PMI and TEMI effective March 31, 2005 that will enable NEA to purchase sufficient fuel for production.

Power Purchase Agreements - As discussed in Note 3 to the Consolidated and Combined Financial Statements, in January 2004, NJEA entered into two off-peak power contracts with PMI and TEMI.

PART IV

Item 14. Principal Accountant Fees and Services

Fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche), were $130 thousand for "Audit Fees" and $45 thousand for "Audit-Related Fees" in 2004, and $156 thousand for "Audit Fees" and $33 thousand for "Audit-Related Fees" in 2003. No fees in the categories "Tax Fees" and "All Other Fees" were incurred by the registrants in 2004 or 2003. Audit Fees consist of fees billed for professional services rendered for the audits of NE LP, NEA, NJEA, Funding Corp. and Acquisition Corp. annual financial statements for the fiscal years ended 2004 and 2003, the review of financial statements included in the registrants' Quarterly Reports on Form 10-Q for the fiscal years ended 2004 and 2003, and other services related to SEC and bondholder matters. Audit-Related Fees relate to accounting and auditing consultations related to contract restructurings.

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements	Page(s)

		NE LP:
		Independent Auditors' Report	19
		Consolidated Balance Sheets	20
		Consolidated Statements of Operations	21
		Consolidated Statements of Cash Flows	22
		Consolidated Statements of Partners' Equity	23
		Notes to Consolidated Financial Statements	28-37

		Partnerships:
		Independent Auditors' Report	19
		Combined Balance Sheets	24
		Combined Statements of Operations	25
		Combined Statements of Cash Flows	26
		Combined Statements of Partners' Equity	27
		Notes to Combined Financial Statements	28-37

		Funding Corp.:
		Independent Auditors' Report	38
		Balance Sheets	39
		Statements of Operations	40
		Statements of Cash Flows	41
		Notes to Financial Statements	42-43

		Acquisition Corp.:
		Independent Auditors' Report	44
		Balance Sheets	45
		Statements of Operations	46
		Statements of Cash Flows	47
		Statements of Stockholders' Equity	48
		Notes to Financial Statements	49-50

2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

3.	Exhibits (including those Incorporated by reference)

Exhibit No.	Description
3.1(1)	Certificate of Incorporation of the Funding Corp.
3.1.1(5)	Certificate of Amendment of Certificate of Incorporation of the Funding Corp. as filed with the Secretary of State of the State of Delaware on February 3, 1998
3.1.2(6)	Certificate of Incorporation of the Acquisition Corp. as filed with the Secretary of State of the State of Delaware on January 12, 1998
3.2(5)	By-laws of the Funding Corp.
3.2.1(6)	By-laws of the Acquisition Corp.
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

4.8(1)	Pledge, Trust and Intercreditor Agreement dated as of December 1, 1994 among the Partnerships, Sanwa, and Sanwa Bank Trust Company of New York and the Trustee
4.9(1)	Assignment and Security Agreement dated as of December 1, 1994, between the Funding Corp. and the Trustee
4.10(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between the Partnerships, NE LP and the Trustee
4.11(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NEA and the Trustee
4.12(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NJEA and the Trustee
4.13(1)	Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 1, 1994, made by NEA in favor of the Trustee
4.14(1)	Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Additional Properties) dated as of December 1, 1994, made by NEA in favor of the Trustee
4.15(1)	Amended and Restated Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 1, 1994, made by NJEA in favor of the Trustee
4.16(1)	Amended and Restated Stock Pledge Agreement dated as of December 1, 1994, between NJEA and the Trustee
4.17(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Bellingham Mortgage dated as of June 28, 1989
4.18(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Bellingham Mortgage dated August 10, 1989
4.19(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Sayreville Mortgage dated June 28, 1989
4.20(1)	Assignment of Security Agreements dated as of December 1, 1994, among The Chase Manhattan Bank (National Association), the Trustee, the Partnerships, the Funding Corp. and NE LP
4.21(5)	Second Supplemental Trust Indenture dated as of January 14, 1998 among the Funding Corp., NEA, NJEA and the Trustee
4.22(5)	Amendment to Amended and Restated Assignment and Security Agreement by and between NEA, NJEA, NE LP and the Trustee dated as of January 14, 1998
4.23(5)	Termination of Pledge, Trust and Intercreditor Agreement dated as of January 30, 1998 among NEA, NJEA, Sanwa, Sanwa Bank and Trust Company of New York and the Trustee
4.24(6)	Indenture, dated as of February 19, 1998 among the Acquisition Corp., NE LP, NE LLC, and the Trustee
4.25(6)	Registration Rights Agreement, dated as of February 19, 1998 by and among the Acquisition Corp., NE LP, and Goldman Sachs & Co.
4.26(6)	Company & Partner Pledge Agreement dated as of February 19, 1998 by and among the Acquisition Corp., NE LP, NE LLC in favor of the Trustee
4.27(6)	Sponsor Pledge Agreement dated as of February 19, 1998 by and among ESI Northeast Acquisition, ESI GP, ESI LP, Tractebel GP, Tractebel LP, and Tractebel Power in favor of the Trustee
4.28	First Supplemental Indenture dated as of May 31, 1999 among the Acquisition Corp., NE LP, NE LLC, and the Trustee
10.1(1)	Accommodation Agreement dated as of June 28, 1989, between NEA, BECO, Commonwealth, Montaup, and The Chase Manhattan Bank (National Association)
10.2.1(1)	Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Sayreville O&M Agreement"), between NJEA and Westinghouse Power
10.2.2(1)	Letter Agreement regarding the Sayreville Heat Rate dated June 23, 1993, between NJEA and Westinghouse Power
10.2.3(1)	Letter Agreement regarding extension of the Sayreville O&M Agreement dated June 23, 1993, between Westinghouse Power and NJEA
10.2.4(1)	Second Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Bellingham O&M Agreement"), between NEA and Westinghouse Power
10.2.5(1)	Letter Agreement regarding the Bellingham Heat Rate dated June 23, 1993, between NEA and Westinghouse
10.2.6(1)	Letter Agreement regarding extension of the Bellingham O&M Agreement dated June 23, 1993, between NEA and Westinghouse Power
10.2.7(2)	Amendment No. 1 to the Bellingham O&M Agreement, dated as of May 1, 1995, by and between NEA and Westinghouse Power
10.3.1(1)	Power Purchase Agreement dated as of April 1, 1986 (the "BECO I Power Purchase Agreement"), between NEA and Boston Edison
10.3.2(1)	First Amendment to the BECO I Power Purchase Agreement dated as of June 8, 1987, between Boston Edison and NEA
10.3.3(1)	Second Amendment to the BECO I Power Purchase Agreement dated as of June 21, 1989, between Boston Edison and NEA
10.3.4(1)	Power Purchase Agreement dated as of January 28, 1988 (the "BECO II Power Purchase Agreement"), between NEA and Boston Edison
10.3.5(1)	First Amendment to the BECO II Power Purchase Agreement dated as of June 21, 1989, between NEA and Boston Edison
10.3.6(1)	Power Sale Agreement dated as of November 26, 1986 (the "Commonwealth I Power Purchase Agreement"), between NEA and Commonwealth
10.3.7(1)	First Amendment to the Commonwealth I Power Purchase Agreement dated as of August 15, 1988, between Commonwealth and NEA
10.3.8(1)	Second Amendment to the Commonwealth I Power Purchase Agreement dated as of January 1, 1989, between Commonwealth and NEA
10.3.9(1)	Power Sale Agreement dated as of August 15, 1988 (the "Commonwealth II Power Purchase Agreement"), between NEA and Commonwealth
10.3.10(1)	First Amendment to the Commonwealth II Power Purchase Agreement dated as of January 1, 1989, between NEA and Commonwealth
10.3.11(1)	Power Purchase Agreement dated as of October 17, 1986 (the "Montaup Power Purchase Agreement"), between NEA and Montaup
10.3.12(1)	First Amendment to the Montaup Power Purchase Agreement dated as of June 28, 1989, between Montaup and NEA
10.3.13(1)	Power Purchase Agreement dated as of October 22, 1987 (the "JCP&L Power Purchase Agreement"), between NJEA and JCP&L
10.3.14(1)	First Amendment to the JCP&L Power Purchase Agreement dated as of June 16, 1989, between JCP&L and NJEA
10.4.1(1)

Firm Transportation Service Agreement dated as of February 28, 1994, among CNG Transmission Corporation, a Delaware corporation ("CNG"), NEA, ProGas U.S.A., Inc., a Delaware corporation ("ProGas USA") and ProGas

10.4.2(1)	Firm Gas Transportation Agreement (Rate Schedule X-320) dated as of February 27, 1991, between NEA and Transcontinental Gas Pipe Line Corporation, a Delaware corporation ("Transco")
10.4.3(1)	Rate Schedule X-35 Firm Gas Transportation Agreement dated as of October 1, 1993, between NEA and Algonquin Gas Transmission Company, a Delaware corporation ("Algonquin")
10.4.4(1)	Service Agreement for Rate Schedule FTS-5 dated as of February 16, 1994, between NEA and Texas Eastern Transmission Corporation, a Delaware corporation ("Texas Eastern")
10.4.5(1)	ProGas/TransCanada NE Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada Pipelines Limited, an Ontario corporation ("TransCanada")
10.4.6(1)	Northeast Gas Substitution Agreement dated as of July 30, 1993, among ProGas, NEA and TransCanada
10.4.7(1)	Northeast Notice and Consent dated as of July 30, 1993, among NEA, ProGas and TransCanada
10.4.8(1)	ProGas NE Producer Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada
10.4.9(1)	Firm Transportation Service Agreement dated as of February 28, 1994, among CNG, NJEA, ProGas USA and ProGas
10.4.10(1)	Firm Gas Transportation Agreement (Rate Schedule X-319) dated as of February 27, 1991, between Transco and NJEA
10.4.11(1)	Gas Purchase and Sales Agreement dated as of May 4, 1989 (the "PSE&G Agreement"), between NJEA and PSE&G
10.5.1(1)	Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NEA
10.5.2(1)	Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NJEA
10.5.3(2)	Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT dated as of February 1, 1996, by and between CNG and NEA
10.5.4(2)	Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT dated as of February 1, 1996, by and between CNG and NJEA
10.6.1(1)	Gas Purchase Contract dated as of May 12, 1988 (the "Bellingham ProGas Agreement"), between ProGas and NEA
10.6.2(1)	First Amending Agreement to the Bellingham ProGas Agreement dated as of April 17, 1989, between ProGas and NEA
10.6.3(1)	Second Amending Agreement to the Bellingham ProGas Agreement dated as of June 23, 1989, between ProGas and NEA
10.6.4(1)	Amending Agreement to the ProGas Agreements (as defined below) dated as of November 1, 1991, between ProGas, NEA and NJEA
10.6.5(1)	Third Amending Agreement to the Bellingham ProGas Agreement dated as of July 30, 1993, between ProGas and NEA
10.6.6(1)	Letter Agreement regarding the Bellingham ProGas Agreement dated as of September 14, 1992, between ProGas and NEA
10.6.7(1)	Letter Agreement regarding the Bellingham ProGas Agreement dated as of July 30, 1993, between ProGas and NEA
10.7.1(1)	Amended and Restated Steam Sales Agreement dated as of December 21, 1990, between NEA and NECO-Bellingham, Inc., a Massachusetts corporation ("NECO")
10.7.2(1)	Industrial Steam Sales Contract dated as of June 5, 1989, between NJEA and Hercules Incorporated, a Delaware corporation ("Hercules")
10.8.1(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 29, 1989, between NEA and BECO
10.8.2(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 6, 1989, between NEA and Commonwealth
10.8.3(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 28, 1989, between NEA and Montaup
10.9(1)	Amended and Restated Interconnection Agreement dated as of September 24, 1993, between BECO and NEA
10.10. 1(4)	Guaranty of Contract for Operation and Maintenance dated May 12, 1995 by Westinghouse Power
10.10.2(1)	Licensing Agreement for the Fluor Daniel Carbon Dioxide Recovery Process dated as of June 28, 1989, between Fluor Daniel Inc., a California corporation ("Fluor Daniel"), and NEA
10.11.1(1)	Ground Lease Agreement dated as of June 28, 1989, between NJEA and ETURC
10.11.2(1)	Agreement of Sublease dated as of June 28, 1989, between ETURC and NJEA
10.11.3(1)	Lease of Property dated as of June 1, 1986, between Prestwich Corporation and NE LP
10.12.1(1)	Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust Company of New York under the Pledge, Trust and Intercreditor Agreement
10.12.2(1)	Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust Company of New York under the Pledge, Trust and Intercreditor Agreement
10.13(1)	Agreement between the Water and Sewer Commissioners of the Town of Bellingham and NEA dated as of December 13, 1988 and December 30, 1988, respectively
10.14(1)	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated June 29, 1989, by NEA in favor of BECO, Commonwealth and Montaup
10.15(3)	Declaration of Easements, Covenants, and Restrictions dated as of June 28, 1989 by NEA
10.16(5)	Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP and FPLE Operating Services
10.17(5)	Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP and FPLE Operating Services
10.18(5)	Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998, by and between NE LP and ESI Northeast Fuel, assigned by NE LP to NEA on January 20, 1998
10.19(5)	Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998, by and between NE LP and ESI Northeast Fuel, assigned by NE LP to NJEA on January 20, 1998
10.20(5)	Administrative Services Agreement dated as of November 21, 1997 between NE LP and ESI GP
10.21(6)	Reimbursement Agreement dated as of November 21, 1997 by and among FPL Group Capital, Tractebel Power and NE LP
10.22(7)	Termination Agreement, dated August 9, 2002, between ProGas and NJEA
10.23(8)	Base Contract for Sale and Purchase of Natural Gas, dated October 2, 2002, between PMI and NJEA
10.24(8)	Base Contract for Sale and Purchase of Natural Gas, dated September 26, 2002, between TEMI and NJEA
10.25(8)	Guarantee, dated October 2, 2002, between FPL Group Capital Inc and NJEA
10.26(8)	Guaranty, dated October 2, 2002, by Tractebel S.A. in favor of NJEA
10.27(9)	Operating Lease Agreement dated as of October 10, 2002 between NEA and The BOC Group, Inc.
10.28(9)	On-Site Steam Supply Agreement between NEA and The BOC Group, Inc. dated as of October 10, 2002
10.29(9)	Three Party Agreement dated as of October 10, 2002 among The BOC Group, Inc., Praxair, Inc. and NEA
10.30(9)	Consent and Agreement dated as of October 10, 2002 among The BOC Group, Inc. and Praxair, Inc.
10.31(9)	Flue Gas Supply Agreement dated as of October 10, 2002 between NEA and Praxair, Inc.
10.32(9)	BOC Flue Gas Agreement of Sale dated as of October 10, 2002 by and between The BOC Group, Inc. and NEA
10.33(9)	Agreement dated February 28, 2003 between JCP&L and NJEA relating to the Power Purchase Agreement dated as of October 22, 1987, as amended
10.34(9)	Transition Services Agreement dated as of October 11, 2002 by and between The BOC Group, Inc. and NEA
10.35(10)	Service Agreement, dated February 1, 2003, between Transcontinental Gas Pipe Line Corporation and NJEA
10.36(10)	Service Agreement, dated February 1, 2003, between Transcontinental Gas Pipe Line Corporation and NEA
10.37(10)	Amending Agreement, dated as of March 1, 2003, between ProGas and NEA
10.38(11)	Termination Agreement, dated as of July 11, 2003, between ProGas and NEA
10.39(11)	Partial Termination Agreement, dated July 11, 2003, between ProGas and NEA
10.40(12)	Base Contract for Sale and Purchase of Natural Gas, dated August 1, 2003, between PMI and NEA
10.41(12)	Base Contract for Sale and Purchase of Natural Gas, dated August 1, 2003, between TEMI and NEA
10.42(12)	Guarantee, dated August 1, 2003, by FPL Group Capital in favor of NEA
10.43(12)	Guaranty, dated August 1, 2003, by Tractebel S.A. in favor of NEA
10.44(12)	First Amendment to Guarantee, dated August 1, 2003, by FPL Group Capital, with the consent and acknowledgement of NEA
10.45(12)	First Amendment to Guarantee, dated October 2, 2002, by FPL Group Capital, with the consent and acknowledgement of NJEA
10.46(13)	Amended and Restated Power Purchase Agreement dated as of May 16, 2003 by and between NJEA and JCP&L
10.47(13)	Sayreville Execution Agreement dated May 16, 2003 between JCP&L and NJEA
10.48(13)	Amendment to Gas Purchase and Sales Agreement dated as of August 20, 2003 by and between PSE&G and NJEA
10.49(13)	Capacity Transfer Agreement dated October 9, 2003 between NJEA and PSE&G Energy Resources & Trade LLC
10.50(13)	Termination Agreement dated as of October 21, 2003 between Hercules Incorporated and NJEA
10.51(13)	Letter Agreement dated October 9, 2003 by and between PSE&G and NJEA
10.52(13)	First Amendment to Amended and Restated Power Purchase Agreement dated as of October 21, 2003 by and between NJEA and JCP&L
10.53(13)	First Amendment to Industrial Steam Sales Contract dated as of December 16, 2003 by and between NJEA and Hercules Incorporated
10.54(13)	Second Amendment to Amended and Restated Power Purchase Agreement dated as of December 16, 2003 by and between NJEA and JCP&L
10.55(13)	Interim Agreement dated December 18, 2003 by and between NJEA and JCP&L
10.56(13)	Guaranty dated as of December 23, 2003 by Suez-Tractebel S.A. in favor of PSE&G
10.57(13)	Guarantee dated as of December 23, 2003 by FPL Group Capital Inc in favor of PSE&G
10.58(13)	Termination Agreement dated December 23, 2003 by and between NJEA and TEMI
10.59(13)	Termination Agreement dated December 23, 2003 by and between NJEA and PMI
10.60(14)	Termination Agreement dated as of October 21, 2003 between Hercules Incorporated and NJEA
10.61(14)	Letter Agreement dated October 9, 2003 by and between PSE&G and NJEA
10.62(14)	Power Purchase Agreement dated as of January 1, 2004 by and between NJEA and TEMI
10.63(14)	Power Purchase Agreement dated as of January 1, 2004 by and between NJEA and PMI
10.64(14)	Base Contract for Sale and Purchase of Natural Gas dated January 1, 2004 between NEA and PMI
10.65(14)	Base Contract for Sale and Purchase of Natural Gas dated January 1, 2004 between NEA and TEMI
10.66(15)	Amended and Restated Gas Purchase and Sales Agreement dated as of March 26, 2004 between NJEA and PSE&G
10.67(16)

Bellingham Execution Agreement dated August 19, 2004 between Boston Edison (BECo) and Commonwealth (CECo) and NEA, including Amended and Restated Power Purchase Agreements dated as of August 19, 2004 by and between BECo and NEA, and Amended and Restated Power Purchase Agreements dated as of August 19, 2004 by and between CECo and NEA

10.68(16)	Termination Agreement dated January 14, 2005 between ProGas Limited and NEA
10.69	Base Contract for Sale and Purchase of Natural Gas dated January 25, 2005 between PMI and NEA
10.70	Special Provisions dated January 25, 2005 between PMI and NEA
10.71	Base Contract for Sale and Purchase of Natural Gas dated January 25, 2005 between TEMI and NEA
10.72	Special Provisions dated January 25, 2005 between TEMI and NEA
10.73	Supplemental Fuel Management Subcontract Agreement dated as of February 28, 2005 between Bellingham Cogeneration Plant and ESI Northeast Fuel and PMI
21	Subsidiaries of the Registrants
31(a)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
31(c)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp.
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
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

32(a)	Section 1350 Certification of ESI Tractebel Funding Corp.
32(b)	Section 1350 Certification of ESI Tractebel Acquisition Corp.
32(c)	Section 1350 Certification of Northeast Energy Associates, a limited partnership
32(d)	Section 1350 Certification of North Jersey Energy Associates, a limited partnership
32(e)	Section 1350 Certification of Northeast Energy, LP

(1)	Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by the Funding Corp. on February 9, 1995 (file no. 33-87902).
(2)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on April 1, 1996 (file nos. 33-87902,33-87902-01 and 33-87902-02).
(3)	Incorporated herein by reference from the Quarterly Report on Form 10-Q filed by the Funding Corp. and the Partnerships on November 14, 1996 (file nos. 33-87902,33-87902-01 and 33-87902-02).
(4)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 31, 1997 (file nos. 33-87902,33-87902-01 and 33-87902-02).
(5)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 27, 1998 (file nos. 33-87902,33-87902-01 and 33-87902-02).
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

(13)

Incorporated herein by reference from the Annual Report on Form 10-K filed by the registrants with the Securities and Exchange Commission on March 23, 2004 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(14)

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on May 12, 2004 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(15)

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on August 10, 2004 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(16)

Incorporated herein by reference from Form 8-K filed by the registrants with the Securities and Exchange Commission on March 4, 2005 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

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
Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature and Title as of March 30, 2005:

MARK R. SORENSEN

Mark R. Sorensen Treasurer and Director (Principal Financial and Principal Accounting Officer)

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

Date: March 30, 2005

EXHIBIT 21

SUBSIDIARIES OF NE LP

Subsidiary		State or Jurisdiction of Organization

1.	Northeast Energy, LLC (100%-Owned)	Delaware
2.	Northeast Energy Associates, a limited partnership (99%-Owned)(a)	Massachusetts
3.	North Jersey Energy Associates, a limited partnership (99%-Owned) (a)	New Jersey

(a)	Northeast Energy, LLC owns the remaining 1% interest.

SUBSIDIARIES OF NJEA

Subsidiary		State or Jurisdiction of Incorporation

1.	ESI Tractebel Urban Renewal Corporation (100%-Owned)	New Jersey